Form 10-Q
period 2014-09-30
FMSA HOLDINGS INC
filed 2014-11-13
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36670

FMSA HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1831554
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8834 Mayfield Road

Chesterland, Ohio 44026

(Address of Principal Executive Offices) (Zip Code)

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of October 31, 2014: 158,832,104

FMSA Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

Tables of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)

Revenue	$373,479	$265,667	$1,002,702	$713,908
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	228,583	165,666	630,885	432,072

Operating expenses
Selling, general and administrative expenses	29,954	22,885	79,122	59,165
Depreciation, depletion, and amortization expense	15,270	8,957	42,792	24,510
Stock compensation expense	4,361	2,022	8,674	5,731
Other operating expense	940	68	612	740

Income from operations	94,371	66,069	240,617	191,690

Interest expense, net	16,567	16,224	51,045	42,765
Loss on extinguishment of debt	—	11,760	—	11,760
Other non-operating expense	2,206	2,037	2,747	2,607

Income before provision for income taxes	75,598	36,048	186,825	134,558

Provision for income taxes	21,436	11,032	53,848	40,726

Net income	54,162	25,016	132,977	93,832
Less: Net income attributable to the noncontrolling interest	85	269	440	521

Net income attributable to FMSA Holdings, Inc.	$54,077	$24,747	$132,537	$93,311

Earnings per share
Basic	$0.34	$0.16	$0.84	$0.60
Diluted	$0.32	$0.15	$0.80	$0.57

Weighted average number of shares outstanding
Basic	158,049,782	155,992,136	157,072,622	155,941,034
Diluted	166,911,474	164,600,392	166,035,260	164,571,662

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Net income	$54,162	$25,016	$132,977	$93,832
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(711)	655	(1,083)	275
Pension obligations	28	43	84	129
Change in fair value of derivative swap agreements	1,109	574	(3,897)	1,552

Total other comprehensive income (loss), net of tax	426	1,272	(4,896)	1,956

Comprehensive income	54,588	26,288	128,081	95,788
Comprehensive income attributable to the noncontrolling interest	85	269	440	521

Comprehensive income attributable to FMSA Holdings, Inc.	$54,503	$26,019	$127,641	$95,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$45,098	$17,815
Accounts receivable, net	234,098	146,851
Inventories	130,530	118,349
Deferred income taxes	12,741	11,748
Prepaid expenses and other assets	8,872	10,575

Total current assets	431,339	305,338

Property, plant and equipment, net	798,453	748,838
Goodwill	87,279	87,452
Intangibles, net	102,272	106,236
Other assets	28,185	35,567

Total assets	$1,447,528	$1,283,431

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$15,597	$15,687
Accounts payable	98,935	89,998
Accrued expenses	45,500	28,706

Total current liabilities	160,032	134,391
Long-term debt	1,235,885	1,246,459
Deferred income taxes	50,539	46,851
Other long-term liabilities	22,737	21,088

Total liabilities	1,469,193	1,448,789

Equity
Class A common stock: $0.01 par value, 272,000,000 authorized shares
Shares outstanding: 157,475,760 and 156,213,034 at September 30, 2014 and December 31, 2013, respectively	2,352	2,339
Class B common stock: $0.01 par value, 68,000,000 authorized shares
Shares outstanding: 633,964 and 249,322 at September 30, 2014 and December 31, 2013, respectively	6	2
Additional paid-in capital	749,841	733,088
Retained earnings	459,266	326,729
Accumulated other comprehensive income (loss)	(8,432)	(3,536)

Total equity attributable to FMSA Holdings, Inc. before treasury stock	1,203,033	1,058,622
Less: Treasury stock at cost
Shares in treasury: 77,742,496 and 77,706,150 at September 30, 2014 and December 31, 2013, respectively	(1,227,663)	(1,227,001)

Total equity (deficit) attributable to FMSA Holdings, Inc.	(24,630)	(168,379)
Noncontrolling interest	2,965	3,021

Total equity (deficit)	(21,665)	(165,358)

Total liabilities and equity	$1,447,528	$1,283,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Equity (deficit) attributable to FMSA Holdings, Inc.
	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Subtotal	Non Controlling Interest	Total
	(in thousands)
Balances at December 31, 2012	$2,334	$719,858	$222,768	$(9,199)	$(1,225,299)	$(289,538)	$3,610	$(285,928)

Purchase of treasury stock	—	—	—	—	(1,678)	(1,678)	—	(1,678)
Stock options exercised	1	496	—	—	—	497	—	497
Stock compensation expense	—	5,731	—	—	—	5,731	—	5,731
Tax effect of stock options exercised	—	759	—	—	—	759	—	759
Transactions with noncontrolling interest	—	—	—	—	—	—	(239)	(239)
Net income	—	—	93,311	—	—	93,311	521	93,832
Other comprehensive income	—	—	—	1,956	—	1,956	—	1,956

Balances at September 30, 2013	$2,335	$726,844	$316,079	$(7,243)	$(1,226,977)	$(188,962)	$3,892	$(185,070)

Balances at December 31, 2013	$2,341	$733,088	$326,729	$(3,536)	$(1,227,001)	$(168,379)	$3,021	$(165,358)

Purchase of treasury stock	—	—	—	—	(662)	(662)	—	(662)
Stock options exercised	17	3,062	—	—	—	3,079	—	3,079
Stock compensation expense	—	8,674	—	—	—	8,674	—	8,674
Tax effect of stock options exercised	—	5,017	—	—	—	5,017	—	5,017
Transactions with noncontrolling interest	—	—	—	—	—	—	(496)	(496)
Net income	—	—	132,537	—	—	132,537	440	132,977
Other comprehensive income (loss)	—	—	—	(4,896)	—	(4,896)	—	(4,896)

Balances at September 30, 2014	$2,358	$749,841	$459,266	$(8,432)	$(1,227,663)	$(24,630)	$2,965	$(21,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Net income	$132,977	$93,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	38,827	24,414
Amortization of deferred financing costs	3,940	4,627
Amortization of original issue discount	903	98
Amortization of intangible assets	3,965	96
Non-cash portion of loss on extinguishment of debt	—	11,358
(Gain) loss on sale of fixed assets	(1,067)	—
Unrealized (gain) loss on interest rate swaps	197	793
Stock compensation expense	8,674	5,731
Change in operating assets and liabilities, net of acquired balances:
Accounts receivable	(87,247)	(42,578)
Inventories	(12,181)	(3,147)
Prepaid expenses and other assets	5,241	(5,676)
Accounts payable	8,937	24,977
Accrued expenses	27,522	17,547

Net cash provided by operating activities	130,688	132,072

Cash flows from investing activities
Proceeds from sale of fixed assets	1,328	—
Capital expenditures	(87,746)	(78,535)
Purchase (sale) of business and assets	—	(468,003)

Net cash used in investing activities	(86,418)	(546,538)

Cash flows from financing activities
Proceeds from issuance of term loans	41,000	1,226,950
Payments on term debt	(9,384)	(838,000)
Change in other long-term debt and capital leases	(3,210)	(1,896)
Proceeds from borrowing on revolving credit facility	32,267	106,500
Payments on revolving credit facility	(73,000)	(61,500)
Settlement of contingent consideration	(9,600)	—
Proceeds from option exercises	3,079	497
Purchase of treasury stock	(662)	(1,678)
Tax effect of stock options exercised	5,017	760
Transactions with noncontrolling interest	(496)	(239)
Financing costs	(1,913)	(14,171)

Net cash (used in) provided by financing activities	(16,902)	417,223

Foreign currency adjustment	(85)	249

Increase in cash and cash equivalents	27,283	3,006
Cash and cash equivalents:
Beginning of period	17,815	11,866

End of period	$45,098	$14,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of FMSA Holdings Inc. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of the reported interim periods. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the S-1 and S-1A and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which amended existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. The guidance is effective for disposal transactions occurring in reporting periods beginning after December 15, 2014. Presentation and disclosures of future disposal transactions after adoption of the guidance may be different than under current standards.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under ASU 2014-09, companies recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new requirements significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The Company is not required to adopt this reporting standard until reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is in the process of evaluating the effect of the new guidance on our financial statements and disclosures.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

2.	Inventories

At September 30, 2014 and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$17,669	$16,766
Work-in-process	24,607	24,576
Finished goods	89,035	77,183

	131,311	118,525

Less: LIFO reserve	(781)	(176)

	$130,530	$118,349

3.	Property, Plant and Equipment

At September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Land and improvements	$43,562	$38,557
Mineral reserves and mine development	292,511	280,727
Machinery and equipment	433,276	426,798
Buildings and improvements	122,861	100,217
Furniture, fixtures and other	2,996	2,558
Construction in progress	153,430	112,819

	1,048,636	961,676

Accumulated depreciation and depletion	(250,183)	(212,838)

Property, plant and equipment, net	$798,453	$748,838

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.	Long-Term Debt

At September 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
Term Loan B-1	$320,616	$322,714
Term Loan B-2	913,024	878,605
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	1,553	42,775
Capital leases, net	6,289	8,052

	1,251,482	1,262,146
Less: current portion	(15,597)	(15,687)

Long-term debt including leases	$1,235,885	$1,246,459

In February 2014 the Company executed a joinder agreement to borrow $41,000 as an additional Term Loan B-2. The proceeds of this borrowing were used to repay then outstanding amounts under the revolving credit facility. The additional borrowings mature on the same date as the then existing Term Loan B-2 (September 5, 2019) and the required quarterly principal repayments for the Term Loan B-2 were increased by one-quarter of 1% of the amount borrowed with the balance due at maturity. There were no other changes in the terms, interest rates or covenants of the 2013 Amended Credit Agreement.

In March 2014 the Company amended the existing 2013 Amended Credit Agreement whereby the applicable margin for the Term Loan B-1 and the Term Loan B-2 base rate loans was reduced to 2.50% and the applicable margin for the Term Loan B-1 and the Term Loan B-2 Eurodollar rate loans was reduced to 3.50%.

In August and September 2014, the Company executed additional joinder agreements for incremental revolving commitments to the Revolving Credit Facility for $46,629 and $3,371 respectively, which brings the Company’s total Revolving Credit Facility commitment to $125,000. As of September 30, 2014, there was $113,500 available borrowing remaining on this facility. There were no other changes in the terms, interest rates or covenants of the Revolving Credit Facility.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to FMSA Holdings, Inc.	$54,077	$24,747	$132,537	$93,311
Denominator:
Basic weighted average shares outstanding	158,049,782	155,992,136	157,072,622	155,941,034
Dilutive effect of employee stock options	8,861,692	8,608,256	8,962,638	8,630,628

Diluted weighted average shares outstanding	166,911,474	164,600,392	166,035,260	164,571,662

Earnings per common share - basic	$0.34	$0.16	$0.84	$0.60
Earnings per common share - diluted	$0.32	$0.15	$0.80	$0.57

The calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2014 and 2013 excludes 219,674 and 835,686 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The notional value of these swap agreements is $542,300 at September 30, 2014 and effectively fixes the variable rate in a range of 0.83% to 3.115%. The notional amount of these instruments is scheduled to increase over time to provide a hedge against variable interest rate debt. The interest rate swap agreements mature at various dates between March 31, 2015 and September 5, 2019.

The derivative instruments are recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. For cash flow hedges in which the Company is hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps are reclassified into income to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income (loss) remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.

The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. Both at inception and for each reporting period, the Company assesses whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

		Assets (Liabilities)
		September 30,	December 31,
Interest Rate Swap Agreements	Balance Sheet Classification	2014	2013
Designated as hedges	Other long-term liabilities	$(7,060)	$(2,297)
Not designated as hedges	Other long-term liabilities	(1,947)	(3,340)
Designated as hedges	Other assets	639	2,706

		$(8,368)	$(2,931)

The Company recognized $14 and $0 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the nine months ended September 30, 2014 and 2013, respectively. The Company expects $2,351 to be reclassified from accumulated other comprehensive income into interest expense in the twelve-month period ending September 30, 2015.

7.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The Company is also liable for contingent consideration from an acquisition that is subject to fair value measurement. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

Based on the examination of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3	Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s debt is also considered to be representative of its fair value since the interest rate is variable and fluctuates with the market.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table presents the amounts carried at fair value as of September 30, 2014 and December 31, 2013 for the Company’s other financial instruments. The Contingent consideration liability was satisfied in July 2014.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Interest rate swap agreements	$—	$(8,368)	$—	$(8,368)

September 30, 2014	$—	$(8,368)	$—	$(8,368)

Contingent consideration liability	$—	$—	$(9,833)	$(9,833)
Interest rate swap agreements	—	(2,931)	—	(2,931)

December 31, 2013	$—	$(2,931)	$(9,833)	$(12,764)

8.	Common Stock and Stock Based Compensation

The Company granted options to purchase 680,000 and 799,000 shares of common stock in the nine months ended September 30, 2014 and 2013, respectively. The average exercise price was $11.15 and $10.45 in the nine months ended September 30, 2014 and 2013, respectively. On September 18, 2014, the Company effected a 34 for 1 stock split of its issued and outstanding common stock and modified its common stock options to reflect this split.

9.	Income Taxes

The Company computes and applies to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

For the three months ended September 30, 2014, the Company recorded tax expense of $21,436 on income before income taxes of $75,598. For the nine months ended September 30, 2014, the Company recorded tax expense of $53,848 on income before income taxes of $186,825. For the three months ended September 30, 2013 the Company recorded tax expense of $11,032 on income before income taxes of $36,048. For the nine months ended September 30, 2013 the Company recorded tax expense of $40,726 on income before income taxes of $134,558. The effective tax rate for the three and nine months ended September 30, 2014 was 28.4% and 28.8%, respectively, as compared with 30.6% and 30.3% for the three and nine months ended September 30, 2013, respectively. The decrease in the effective tax rates from the preceding fiscal periods was primarily due to adjustments for prior years’ tax liabilities that were recorded in the 2013 tax expense.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.	Defined Benefit Plans

The Company maintains two multiemployer defined benefit pension plans covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. Net periodic benefit cost recognized for these plans for the nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service cost	$19	$22	$57	$66
Interest cost	83	75	249	225
Expected return on plan assets	(146)	(126)	(438)	(378)
Amortization of prior service cost	5	5	15	15
Amortization of net actuarial loss	40	63	120	189

Net periodic benefit cost	$1	$39	$3	$117

The Company contributed $182 and $273 during the nine months ended September 30, 2014 and 2013, respectively. Total expected employer contributions during the year ending December 31, 2014 are $234.

11.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to FMSA Holdings Inc. at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Gross	Tax effect	Net Amount
Foreign currency translation	$(3,709)	$—	$(3,709)
Additional pension liability	(2,582)	968	(1,614)
Unrealized loss on interest rate hedges	(4,974)	1,865	(3,109)

	$(11,265)	$2,833	$(8,432)

	December 31, 2013
	Gross	Tax effect	Net Amount
Foreign currency translation	$(2,626)	$—	$(2,626)
Additional pension liability	(2,717)	1,019	(1,698)
Unrealized gain on interest rate hedges	1,260	(472)	788

	$(4,083)	$547	$(3,536)

The following table presents the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Unrealized gain (loss) on interest rate hedges	Additional pension liability	Foreign currency translation	Total
Beginning balance	$788	$(1,698)	$(2,626)	$(3,536)
Other comprehensive income (loss) before reclassifications	(5,125)	—	(1,083)	(6,208)
Amounts reclassified from accumulated other comprehensive income	1,228	84	—	1,312

Ending balance	$(3,109)	$(1,614)	$(3,709)	$(8,432)

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item on the statement of income

Change in fair value of derivative swap agreements
Interest rate contracts	$1,964	Interest expense
	(736)	Tax expense (benefit)

	$1,228	Net of tax

Amortization of pension obligations
Prior service cost	$15	Cost of sales
Actuarial losses	120	Cost of sales

	135	Total before tax
	(51)	Tax expense

	$84	Net of tax

Total reclassifications for the period	$1,312	Net of tax

12.	Commitments and Contingencies

Certain subsidiaries are defendants in lawsuits in which the alleged injuries are claimed to be silicosis-related and to have resulted, in whole or in part, from exposure to silica-containing products, allegedly including those sold by certain subsidiaries. In the majority of cases, there are numerous other defendants. In accordance with its insurance obligations, the defense of these actions has been tendered to and the cases are being defended by the subsidiaries’ insurance carriers. Management believes that the Company’s substantial level of existing and available insurance coverage combined with various open indemnities is more than sufficient to cover any exposure to silicosis-related expenses. An estimate of the possible loss, if any, cannot be made at this time.

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred. Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others a combination thereof.

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $39,130 and $20,973 for the nine months ended September 30, 2014 and 2013, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets. The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP and other products incorporating SSP technology for the five years commencing on October 1, 2015. Because the earnout is dependent on future sales and the related cost of sales, the amounts of which are highly uncertain, it is not currently possible to estimate the amounts that will be paid. The contingent consideration will be accrued and capitalized as part of the cost of the SSP assets at the time a payment is probable and reasonably estimable.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

13.	Transactions with Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $2,327 and $850 in the nine months ended September 30, 2014 and 2013, respectively. The Company had purchases from an affiliated entity for material purchases related to its operations in China of $0 and $11 in the nine months ended September 30, 2014 and 2013, respectively.

The Company paid management fees of $811 and $2,500 in the nine months ended September 30, 2014 and 2013, respectively, to an affiliated entity.

14.	Segment Reporting

The Company organizes its business into two reportable segments, Proppant Solutions and Industrial & Recreational Products. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The chief operating decision maker primarily evaluates an operating segment’s performance based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Proppant Solutions	$340,667	$232,176	$907,852	$610,462
Industrial & Recreational Products	32,812	33,491	94,850	103,446

Total revenue	373,479	265,667	1,002,702	713,908

Segment contribution margin
Proppant Solutions	125,063	82,444	317,991	232,711
Industrial & Recreational Products	10,049	10,086	26,884	27,088

Total segment contribution margin	135,112	92,530	344,875	259,799

Operating expenses excluded from segment contribution margin
Selling, general, and administrative	20,170	15,414	52,180	37,128
Depreciation, depletion, and amortization	15,270	8,957	42,792	24,510
Stock compensation expense	4,361	2,022	8,674	5,731
Other operating expense (income)	940	68	612	740
Interest expense, net	16,567	16,224	51,045	42,765
Loss on extinguishment of debt	—	11,760	—	11,760
Other non-operating expense	2,206	2,037	2,747	2,607

Income before provision for income taxes	$75,598	$36,048	$186,825	$134,558

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

15.	Subsequent Events

The Company adopted a Long Term Incentive Plan (“LTIP”) that was approved by stockholders on October 1, 2014. This plan authorized the issuance of up to 17,000,000 shares of common stock to be reserved for issuance in connection with future awards under the LTIP. The awards may be issued in the form of options (including incentive stock options), stock appreciation rights, restricted stock, restricted stock units, or other awards.

On October 3, 2014, certain shareholders of the Company sold 25,000,000 shares of the Company’s common stock following an initial registration statement filing by the Company. This initial public offering (“IPO”) was a secondary offering, and the Company did not receive any net proceeds from the offering. The transaction costs will be included in selling, general and administrative expenses. The underwriters’ fees and commissions for selling the shares were borne by the selling shareholders.

On October 8, 2014, the Company filed a Third Amended and Restated Certificate, in which the common stock of the Company was combined into a single class of common shares and the authorized shares were changed to 1,950,000,000 of $0.01 par value common stock. Also authorized (but not issued) at this time were 100,000,000 shares of $0.01 par value preferred stock.

Introduction to Part I, Item 2, and Part II, Item 1 and Item 1A

We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). These terms, which definitions are incorporated herein by reference, are defined in “Appendix A – Glossary of Terms” of the prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2014 (the “prospectus”). Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairmount Santrol,” “our business” and “our company” refer to FMSA Holdings Inc. and its consolidated subsidiaries and predecessor companies. On August 15, 2014, FML Holdings, Inc. changed its name to “FMSA Holdings Inc.” Unless otherwise indicated, information in this Report is adjusted to reflect the 34 for 1 stock split we effected on September 18, 2014.

FORWARD-LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the oil and gas industries;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	fluctuations in market based pricing;

•	our ability to complete greenfield development or expansion projects, or our ability to realize the benefits if we do complete them; our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayment or nonperformance by our customers;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales;

•	the availability of raw materials to support our manufacturing of resin coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of our mineral reserves;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the FCPA;

•	significant impairment losses related to goodwill in relation to our acquisition of assets from FTS International Services, LLC;

•	the impact of a terrorist attack or armed conflict;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in the prospectus.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section entitled “Risk Factors” in the prospectus. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in the Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes contained herein and our audited financial statements as of December 31, 2013 and 2012, included in our prospectus relating to our initial public offering, as filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2014. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein and in our prospectus filed with the SEC on October 2, 2014, particularly in the section entitled “Risk Factors.”

Overview

As of September 30, 2014, we are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells. We offer the broadest range of proppants available in the market today, including high quality sand and a spectrum of resin coated products, all of which exceed API specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational (“I&R”) markets.

As one of the industry leaders, our asset base includes 798.2 million tons of proven and probable mineral reserves, 11 sand processing facilities with 12.3 million tons of annual sand processing capacity, a resin manufacturing facility and 11 coating facilities with 2.4 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 49 proppant distribution terminals and a fleet of over 8,500 railcars. In the third quarter of 2014, we expanded our unit train capabilities to three production facilities and three in-basin terminals, which we expect to reduce freight costs and improve cycle times for our rail car fleet.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions, and (ii) Industrial & Recreational (I&R) Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the Middle East. Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries. We believe our two primary market segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•	Increasing activity in the oil and gas market. The growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations has resulted in increases in the number of new wells drilled and completed in North America. This increased completion activity has contributed to the growth in the demand for proppants, and we expect this trend to continue. In recent weeks there has been a decline in oil prices. Oil and Gas markets are cyclical in nature. The ultimate amount and duration of this decline may impact drilling activity and demand for proppants.

•	Evolving completion techniques that favor increased proppant use. E&P companies, in partnership with oilfield service companies, continue to refine their well design and hydraulic fracturing techniques to maximize hydrocarbon recovery from each well. These techniques vary based on formation and well geology, but some of the more pervasive recent trends include longer lateral drilling lengths coupled with an increased number of hydraulic fracturing stages per well. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well, which we expect will continue to drive growth in our volumes sold.

•	Shift in drilling activity and demand mix. Following declines in the price of natural gas in late 2011 and early 2012, E&P companies generally moved their primary operating activity away from dry gas-focused regions like the Haynesville and Barnett Shales towards liquids-rich plays like the Eagle Ford Shale and the Williston and Permian Basins. Rigs drilling for natural gas in the U.S. declined from 64% of the total rig count in the beginning of 2010 to 21% by the end of 2013. This shift away from natural gas production negatively impacted the demand for certain types of proppant products. During this period, sales of our resin coated proppants used in deep, high pressure wells in the Haynesville Shale declined significantly. However, also during this period, E&P companies increased their drilling activity directed towards oil and natural gas liquids rich acreage. In addition, many E&P companies found improved well production results as a result of using greater quantities of proppant per well. As a consequence of these trends, we have experienced a significant increase in demand for raw frac sand, which generally carries a lower margin per ton and a lower margin as a percentage of selling price than our resin coated products. Accordingly, a shift in sales mix toward raw frac sand will reduce our overall margin and results of operations.

•	Increased demand for in-basin delivery of proppant. From 2010 to 2012, when demand for proppant significantly outstripped available supply and distribution infrastructure across the industry was largely underdeveloped, a larger portion of our volumes was provided to customers at our processing site (i.e., our customers would arrange for the transportation and storage logistics of our products). Increasingly, customers seek to outsource proppant logistics and obtain in-basin product delivery, which allows them to focus on their core competencies, minimize inventory costs, and maximize flexibility. In the nine months ended September 30, 2014, approximately 81% of our raw frac sand volume was sold in-basin at one of our distribution terminals, compared to approximately 75% for the nine months ended September 30, 2013, while the three months’ ended September 30, 2014 percentage was 84% versus 82% in the three months ended September 30, 2013. We believe this shift will favor the larger, integrated providers and have a favorable impact on demand for our products.

We expect many of the recent trends in the oil and gas industry to continue to drive increased proppant demand into the future. In its 2014 report, The Freedonia Group’s research indicates that total proppant volumes in the U.S. increased at an annual rate of approximately 26% from 2008 through 2013. Looking forward, The Freedonia Group projects that raw frac sand sales will increase at an annual growth rate of approximately 9% between 2013 and 2018, and that resin coated proppant volumes will increase at a nearly 11% rate over the same period. This growth rate could be negatively impacted by recent movements in the price of oil, which would impact drilling activity should the price of oil remain below individual basin break-even economics for an extended period of time.

Our Strategy

Our objective is to create long-term and sustainable value for our stakeholders. We intend to pursue this objective through the execution of the following strategies:

Increase Reserves and Processing Capacity

We have historically grown our reserves and mining and processing capacities by developing greenfield sites, expanding existing facilities and acquiring operating assets and reserves. Currently, we believe our customers’ demand for our products exceeds our production capacity. Accordingly, we expect to continue to invest in production capacity and new reserves.

We completed three acquisitions in 2013, each of which is described below. Our 2013 results may not be comparable to past or future results because of the impact of these acquisitions. For more background on the below acquisitions, please refer to the section entitled “Management’s Discussion & Analysis” in our prospectus.

In April 2013, we acquired Self-Suspending Proppant LLC (“SSP”) for $56 million plus contingent consideration based on the sales generated by our Propel SSP product for the first five years following the second anniversary of its commercialization.

In June 2013, we purchased Great Plains Sands, LLC (“Great Plains”) located in Minnesota for total purchase consideration of $74 million including $10 million of contingent consideration. This transaction provided us with approximately 15.3 million tons of high quality, Northern White frac sand reserves and 700,000 tons of annual production capacity.

In September 2013, we purchased certain assets and assumed certain liabilities from FTS International Services, LLC (“FTSI”) and its affiliates. In connection with this acquisition, we also entered into a ten year supply agreement with FTSI (“FTSI Supply Agreement”). The total purchase consideration for the FTSI transaction was $348 million.

Expand Logistics Capabilities

We will continue to invest in terminals, storage and rail infrastructure, as our customers continue to demand more product delivered closer to producing basins. We will also continue to enhance our unit train capabilities to reduce freight costs and improve cycle times for our rail car fleet. We expect to increase the size of our rail car fleet by over 50% by 2016 to accommodate our growing asset base and evolving customer demands.

Increase Market Penetration of Our Resin Coated Proppants

We believe that resin coated proppants offer compelling performance advantages relative to other proppants. Our field data indicate that high quality resin coated proppants enhance oil and gas reservoir conductivity compared to raw sand and is a cost-effective alternative to light weight ceramic proppants. Field data also indicate that resin coated proppants reduce proppant flow back. Our resin coating capacity is the largest in the industry, providing our customers assurance of supply. Due to its superior performance and value added processing, our resin coated products generate a higher per ton profit as compared to our raw frac sand. We will continue to work with market participants by hosting technical sales meetings, obtaining field data, and producing scientific papers which highlight the value proposition of resin coated proppant. Through these efforts, we will seek to increase overall market penetration of our resin coated proppant to displace competing resin coated proppants.

Develop and Commercialize High Performance Proprietary Proppants

We have a history of developing innovative technologies that increase the effectiveness of downhole completions, from conventional wells to the most complex, multi-stage horizontal wells. In 2012, we made a significant investment in a new state-of-the-art research and development facility and strengthened our team of scientists, material engineers and process engineers focused on developing innovative and proprietary proppants. As a result of our commitment, our new product development record is strong. For example, we successfully developed and commercialized PowerProp, a patented resin coated sand proppant with characteristics competitive with light weight ceramic proppants, and CoolSet, a resin-coated sand proppant that works at low temperatures with no chemical activators and are currently conducting field trials for Propel SSP after developing a commercialized processing capability. We expect full commercial launch in 2015. We are in constant dialogue with our customers regarding evolving product needs and maintain a number of new products in various stages of development.

Execute all of our Corporate Initiatives with a Commitment to Customers, Employees and Communities

Our corporate culture emphasizes People, Planet and Prosperity, and our sustainability strategy defines our approach to operations and community engagement. We work to minimize our environmental impact and continue to find ways to reduce waste while also reducing operating costs. We are honored to receive recognition from our communities for our focus on sustainable mining practices, reclamation and community investment. We believe that positive community engagement is both a privilege and a responsibility, and that it enhances our ability to recruit and retain employees, obtain mining and other operating permits and strengthen relationships with our customers. Our corporate motto is “Do Good. Do Well” and we intend to continue to execute our growth strategy with a focus on sustainable development.

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications. In our Proppant Solutions business in the three months ended September 30, 2014, we sold approximately 84% of our volume through our network of terminals at selling prices that are set by local market dynamics. The remaining volume in the Proppant Solutions business is sold to customers directly from our production facilities. The average selling prices for products sold through our terminals is higher than the average selling prices for comparable product sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals. Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered. Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold brown sand generally will be lower than that for our Northern White frac sand.

We primarily sell products under supply agreements with terms that vary by contract. Certain of the agreements require the customer to purchase a specified percentage of its proppant requirements from us. Other agreements require the customer to purchase a minimum volume of proppant from us. We generally sell our products at market prices.

Our Proppant Solutions segment represented 91% of our revenues in the nine month period ended September 30, 2014. A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations. During the nine months ended September 30, 2014 and 2013, our top ten proppant customers represented 64% and 57% of our revenues, respectively. During the same periods, our top three proppant customers accounted for 41% and 33% of our revenues, respectively.

Our I&R business segment has approximately 770 customers and represented 9% of our revenues in the nine month period ended September 30, 2014. In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

The Costs of Conducting Our Business

The principal costs involved in operating our business are logistics costs associated with transporting products from our production facilities to our terminals; payroll costs for personnel at our production, terminal and administrative facilities; resin and other raw materials used in the production of our products; and maintenance and supply costs at our production facilities. We own or lease our sand reserves, the combination of which we believe helps us maintain a very competitive cost position.

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 32% and 32% of our revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 32% and 30% of our revenues during the nine months ended September 30, 2014 and 2013, respectively. Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge. In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years. We currently have approximately 7,720 railcars under lease and 787 railcars made available to us from our customers, giving us a total fleet of over 8,500 railcars. Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time. These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders. Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities.

Labor costs, including wages and benefits, represented approximately 9% and 8% of revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 9% and 9% of our revenues during the nine months ended September 30, 2014 and 2013, respectively. Approximately 13% of our workforce was party to collective bargaining contracts as of September 30, 2014.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses. We purchase these resins and additives under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy. We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan. The cost of resins and additives represented approximately 12% and 9% of revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 11% and 10% of our revenues during the nine months ended September 30, 2014 and 2013, respectively. The increase in the cost of resin as a percentage of total revenue is influenced by the increase in resin-coated proppant volume as a percentage of total proppant sales.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 8% and 9% of revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 8% and 8% of our revenues during the nine months ended September 30, 2014 and 2013, respectively. These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. As a public company, we will continue to incur additional legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

We capitalize the costs of our mining and processing equipment and depreciate it over its expected useful life. We also capitalize the costs to remove overburden on our sand reserves and amortize them based on the actual tons mined. Depreciation, depletion and amortization costs represented approximately 4% and 3% of revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 4% and 3% of our revenues during the nine months ended September 30, 2014 and 2013, respectively. Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 2% and 2% of revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately 2% and 2% of our revenues during the nine months ended September 30, 2014 and 2013, respectively.

How We Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Proppant Solutions and I&R Products segments. This segmentation is based on the primary end markets we serve, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We evaluate the performance of these segments based on their volumes sold, average selling price and segment contribution margin. We do not evaluate the performance of the segments on a margin percentage basis, as that is a function of the manner in which a given product is sold. For example, in-basin sales generate higher selling price but comparable per ton margin, resulting in reduced margin percentage and product mix. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin

Segment contribution margin is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs related to corporate functional areas such as administration, accounting, information technology, human resources, research and development, business development and sustainable development.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as lenders and rating agencies.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA before non-cash stock-based compensation, management fees and reimbursement of expenses to sponsor, transaction expenses, impairment of assets, loss on extinguishment of debt, gain or loss on disposal of certain assets, and other non-cash or non-operating income or expenses.

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods, capital structure or non-recurring or non-operating expenses. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as an alternative to, or more meaningful than net income or cash flows from operating activities as determined in accordance with GAAP or as indicators of our operating performance or liquidity. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA. Our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Net income attributable to FMSA Holdings, Inc.	$54,077	$24,747	$132,537	$93,311
Interest expense, net	16,567	16,224	51,045	42,765
Provision for income taxes	21,436	11,032	53,848	40,726
Depreciation, depletion, and amortization expense	15,270	8,957	42,792	24,510

EBITDA	107,350	60,960	280,222	201,312

Non-cash stock compensation expense(1)	4,361	2,022	8,674	5,731
Management fees & expenses paid to sponsor(2)	285	2,037	826	2,607
Loss on extinguishment of debt(3)	—	11,760	—	11,760
(Gain)/loss on disposal of assets(4)	1,921	—	1,921	—
Transaction expenses(5)	—	5,354	638	7,053
Initial Public Offering fees & expenses	3,017	—	4,638	—

Adjusted EBITDA	$116,934	$82,133	$296,919	$228,463

(1)	Represents stock-based awards issued to our employees, including one-time adjustment in Q3 2014 for modification to certain outstanding options.
(2)	Includes fees and expenses paid to American Securities for consulting and management services pursuant to a management consulting agreement.
(3)	Upon entering into new credit facilities, we were required to write-off a portion of the remaining unamortized deferred financing fees.
(4)	Includes the loss related to the sale and disposal of certain assets in property, plant and equipment.
(5)	Expenses associated with evaluation of potential acquisitions of businesses, some of which were completed.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except selling data)

Statement of Income Data
Revenues	$373,479	$265,667	$1,002,702	$713,908
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense)	228,583	165,666	630,885	432,072
Selling, general, and administrative expenses	29,954	22,885	79,122	59,165
Depreciation, depletion, and amortization expense	15,270	8,957	42,792	24,510
Stock compensation expense	4,361	2,022	8,674	5,731
Other operating expense (income)	940	68	612	740

Income from operations	94,371	66,069	240,617	191,690

Interest expense, net	16,567	16,224	51,045	42,765
Loss on extinguishment of debt	—	11,760	—	11,760
Other non-operating expense	2,206	2,037	2,747	2,607

Income before provision for income taxes	75,598	36,048	186,825	134,558

Provision for income taxes	21,436	11,032	53,848	40,726

Net income	$54,162	$25,016	$132,977	$93,832

Other Financial Data
EBITDA	$107,350	$60,960	$280,222	$201,312
Adjusted EBITDA	$116,934	$82,133	$296,919	$228,463

Operating Data
Proppant Solutions
Total tons sold	1,945	1,389	5,297	3,523
Revenue	$340,667	$232,176	$907,852	$610,462
Average selling price (per ton)	$175	$167	$171	$173
Segment contribution margin	$125,063	$82,444	$317,991	$232,711
Industrial & Recreational Products
Total tons sold	638	632	1,832	1,893
Revenue	$32,812	$33,491	$94,850	$103,446
Average selling price (per ton)	$51	$53	$52	$55
Segment contribution margin	$10,049	$10,086	$26,884	$27,088

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Revenues increased $107.8 million, or 41%, from $265.7 million for the three months ended September 30, 2013 to $373.5 million for the three months ended September 30, 2014, primarily due to increased sales volumes in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment increased $108.5 million, or 47%, from $232.2 million for the three months ended September 30, 2013 to $340.7 million for the three months ended September 30, 2014. Total volumes increased 40% from 1.4 million tons in the three months ended September 30, 2013 to 1.9 million tons in the three months ended September 30, 2014. Raw sand volumes increased by 37% from 1.1 million tons in the third quarter of 2013 to 1.5 million tons in the third quarter of 2014. The average selling price for raw sand increased 7%

from the third quarter of 2013 to the third quarter of 2014, which was primarily the result of an increase in the proportion of raw sand sold through our terminal network and an increase in the market price of certain grades of sand, partially offset by a shift in product mix towards lower-priced sand. Resin coated proppant volumes increased 48% from 259,000 tons in the three months ended September 30, 2013 to 384,000 tons in the three months ended September 30, 2014. The average selling price for resin coated proppant decreased 1% from the third quarter of 2013 to the third quarter of 2014, which was primarily the result of a decline in the market price of certain resin coated proppant products which occurred in the fourth quarter of 2013, partially offset by a shift in product mix towards higher-priced products in 2014.

Revenues in the I&R Products segment decreased $0.7 million, or 2%, from $33.5 million for the three months ended September 30, 2013 to $32.8 million for the three months ended September 30, 2014. Volumes increased 6,000 tons, or 1%, from 632,000 tons in the third quarter of 2013 to 638,000 tons in the third quarter of 2014, primarily due to an increase in volumes sold into the sports and recreational market. The average selling price decreased 3% from the third quarter of 2013 to the third quarter of 2014 which was primarily due to us no longer paying and billing for freight for a customer in our glass end market and a shift in foundry product mix.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment increased $42.6 million, or 52%, from $82.4 million for the three months ended September 30, 2013 to $125.0 million for the three months ended September 30, 2014. The increase was primarily due to increased raw sand margin per ton from price increases and operational efficiencies and additional resin coated proppant volumes.

Contribution margin in the I&R Products segment decreased $0.04 million, or 0.4%, from $10.1 million for the three months ended September 30, 2013 to $10.0 million for the three months ended September 30, 2014, primarily due to a decline in volumes and profitability in our foundry business and glass business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.1 million, or 31%, from $22.9 million for the three months ended September 30, 2013 to $30.0 million for the three months ended September 30, 2014. The increase was primarily due to increased sales and marketing costs for our Proppant Solutions segment (included in Segment Contribution Margin noted above), increased costs to support our logistics infrastructure, IPO costs borne by the Company, and expenses to hold our tri-annual Sustainable Development Summit in August 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $6.3 million, or 70%, from $9.0 million for the three months ended September 30, 2013 to $15.3 million for the three months ended September 30, 2014 due to the increase in fixed and intangible assets arising from the FTSI transaction and capital expenditures primarily due to increased production and logistics capacities.

Income from Operations

Income from operations increased $28.3 million, or 43%, from $66.1 million for the three months ended September 30, 2013 to $94.4 million for the three months ended September 30, 2014 for reasons stated above.

Interest Expense

Interest expense increased $0.3 million, or 2%, from $16.2 million for the three months ended September 30, 2013 to $16.5 million for the three months ended September 30, 2014, primarily due to additional borrowings to fund the FTSI transaction, partially offset by a reduced interest rate in the February 2014 debt re-pricing.

Provision for Income Taxes

Provision for income taxes increased $10.4 million, or 94%, from $11.0 million for the three months ended September 30, 2013 to $21.4 million for the three months ended September 30, 2014. Our effective tax rate was 30.6% for the three months ended September 30, 2013 compared to the 28.4% for the three months ended September 30, 2014. The decrease in the effective tax rate was primarily due to adjustments for prior years’ tax liabilities recorded in the 2013 tax expense.

Net Income

Net income increased $29.3 million, or 119%, from $24.8 million for the three months ended September 30, 2013 to $54.1 million for the three months ended September 30, 2014. The increase was due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $34.8 million, or 42%, from $82.1 million for the three months ended September 30, 2013 to $116.9 million for the three months ended September 30, 2014, due primarily to an increase in segment contribution margin.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues increased $288.8 million, or 40%, from $713.9 million for the nine months ended September 30, 2013 to $1,002.7 million for the nine months ended September 30, 2014, primarily due to increased sand volumes in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment increased $297.3 million, or 49%, from $610.5 million for the nine months ended September 30, 2013 to $907.8 million for the nine months ended September 30, 2014. Total volumes increased 50% from 3.5 million tons in nine months ended September 30, 2013 to 5.3 million tons in nine months ended September 30, 2014. Raw sand volumes increased 1.4 million tons, or 52%, from 2.8 million tons in the nine months ended September 30, 2013 to 4.2 million tons in the nine months ended September 30, 2014. The average selling price for raw sand increased 7%, which was primarily the result of an increase in the proportion of raw sand sold through our terminal network and an increase in the market price of certain grades of sand, partially offset by a shift in volumes sold toward finer grades of raw sand and the addition of Texas Gold brown sand sold since the acquisition of the Voca facility as part of the acquisition of the proppant assets from FTSI in September 2013. Resin coated proppant volumes increased 46% from 753,000 tons in the nine months ended September 30, 2013 to 1.1 million tons in the nine months ended September 30, 2014. The average selling price for resin coated proppants decreased 3%, which was primarily the result of a decline in the market price of resin coated proppant products, partially offset by a shift in volumes sold towards higher-priced products.

Net sales in the I&R Products segment decreased $8.5 million, or 8%, from $103.4 million for the nine months ended September 30, 2013 to $94.9 million for the year ended September 30, 2014. Volumes decreased 61,375 tons or 3% from 1.9 million tons in the nine months ended September 30, 2013 to 1.8 million tons in the year ended September 30, 2014, primarily due to a decrease in raw and resin coated volumes sold into the foundry business. The average selling price decreased 5% primarily due to us no longer paying and billing for freight for a customer in our glass end market and a shift in our foundry business.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment increased $85.3 million, or 37%, from $232.7 million for the nine months ended September 30, 2013 to $318.0 million for the nine months ended September 30, 2014. The increase was driven by the increase in volume for resin coated proppants, and an increase in volume and selling prices for raw sand.

Contribution margin in the I&R Products segment decreased $0.2 million, or 1%, from $27.1 million for the nine months ended September 30, 2013 to $26.9 million for the nine months ended September 30, 2014, primarily due to a decline in volumes and profitability in our resin coated foundry business and glass business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.0 million, or 34%, from $59.1 million for the nine months ended September 30, 2013 to $79.1 million for the nine months ended September 30, 2014. The increase was primarily due to increased sales and marketing costs for our Proppant Solutions segment (included in Segment Contribution Margin noted above), IPO costs, increased costs to support our logistics infrastructure, and non-recurring expenses to hold our tri-annual Sustainable Development Summit in August 2014, partially offset by non-recurring diligence, transaction and integration costs associated with our acquisition activity in 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $18.3 million, or 75%, from $24.5 million for the nine months ended September 30, 2013 to $42.8 million for the nine months ended September 30, 2014 due to the increase in fixed and intangible assets arising from the FTSI transaction and capital expenditures primarily due to increased production and logistics capacities.

Income from Operations

Income from operations increased $48.9 million, or 26%, from $191.7 million for the nine months ended September 30, 2013 to $240.6 million for the nine months ended September 30, 2014, primarily as a result of increased gross margins described above, partially offset by increased selling, general and administrative expenses described above.

Interest Expense

Interest expense increased $8.3 million, or 19%, from $42.8 million for the nine months ended September 30, 2013 to $51.1 million for the nine months ended September 30, 2014. The increase was primarily due to additional borrowings to finance the Great Plains and FTSI transaction.

Provision for Income Taxes

Provision for income taxes increased $13.1 million, or 32%, from $40.7 million for the nine months ended September 30, 2013 to $53.8 million for the nine months ended September 30, 2014. Income before provision for income taxes increased $52.3 million or 39% from $134.5 million for the nine months ended September 30, 2013 to $186.8 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2013 was 30.3% compared to 28.8% for the nine months ended September 30, 2014. The decrease in the effective tax rate was primarily due to adjustments for prior years’ tax liabilities recorded in the 2013 tax expense.

Net Income

Net income increased $39.2 million, or 42%, from $93.3 million for the nine months ended September 30, 2013 to $132.5 million for the nine months ended September 30, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $70.1 million, or 30%, from $228.5 million for the nine months ended September 30, 2013 to $296.9 million for the nine months ended September 30, 2014, due primarily to an increase in segment contribution margin.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements historically have been to service our debt, to meet our working capital and capital expenditure needs, to finance acquisitions and to occasionally pay dividends to our stockholders. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings.

We believe that cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. As of September 30, 2014 we had $113.5 million of availability under our revolving credit facility. See “Credit Facilities” below for more information regarding our revolving credit facility.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $170.9 million at December 31, 2013 and $271.3 million at September 30, 2014. The following table presents the components of our working capital as of December 31, 2013 and September 30, 2014:

	September 30,	December 31,
	2014	2013
	(in thousands)

Current assets
Cash and cash equivalents	$45,098	$17,815
Accounts receivable, net	234,098	146,851
Inventories	130,530	118,349
Deferred income tax benefit	12,741	11,748
Prepaid expenses and other assets	8,872	10,575

Total current assets	431,339	305,338

Current liabilities
Current portion of long-term debt	15,597	15,687
Accounts payable	98,935	89,998
Accrued expenses	45,500	28,706

Total current liabilities	160,032	134,391

Net working capital	$271,307	$170,947

Accounts Receivable

Accounts receivable increased $87.2 million from $146.9 million at December 31, 2013 to $234.1 million at September 30, 2014. December sales and accounts receivable are typically lower than at other points in the year due to seasonal weather conditions. However, weather conditions during December 2013 were unusually severe, causing significant logistics challenges that limited our ability to fulfill customer orders. Further, revenues increased each month through the first three quarters of 2014, also contributing to the increase in accounts receivable since December 31, 2013.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The increase in inventory from $118.3 million at December 31, 2013 to $130.5 million at September 30, 2014 was primarily due to a general increase in sales volume and an increase in the number of distribution terminals to support customer needs.

Accounts Payable

The $8.9 million increase in accounts payable from $90 million at December 31, 2013 to $98.9 million at September 30, 2014 was primarily due to operating costs associated with higher sales volume.

Accrued Expenses

The increase in accrued expenses from $28.7 million at December 31, 2013 to $45.5 million at September 30, 2014 was primarily due to an increase in accrued compensation and an increase in accrued income taxes offset by an earn-out payment that was made in 2014 that decreased the accrual.

Cash Flow Analysis

	Nine months ended September 30,
	2014	2013
	(amounts in millions)

Net cash provided by (used in):
Operating activities	$130.7	$132.1
Investing activities	(86.4)	(546.5)
Financing activities	(16.9)	417.2

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion and amortization and the effect of working capital changes.

Net cash provided by operating activities was $130.7 million for the nine months ended September 30, 2014 compared to $132.1 million in the nine months ended September 30, 2013. This $1.4 million decrease was primarily the result of the change in accounts receivables increasing $87.2 million in the nine months ended September 30, 2014 compared to an increase of $42.6 million in the nine months ended September 30, 2013 offset by a decrease in the change in accounts payable of $16.1 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance, and in certain periods, investments to acquire strategic assets or businesses. Growth capital expenditures generally are for expansions of production or terminal capacities or new greenfield development. Maintenance capital expenditures generally are for asset replacement and health, safety and quality improvements.

Net cash used in investing activities was $86.4 million in the nine months ended September 30, 2014, compared to $546.5 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, $468.0 million was used for the Great Plains acquisition, the purchase of SSP, and the FTSI acquisition. The increase in capital expenditures of $9.2 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was primarily due to investments in production capacity for Propel SSP and distribution terminals.

Capital expenditures totaling $112 million for the entire 2013 year focused on accelerating the expansion of our terminal infrastructure and enhancing our unit train capabilities.

We anticipate that our capital expenditures in 2014 will be approximately $119 million, which is primarily associated with the continued development of self-suspending proppant production facilities, construction of distribution terminals, continued expansion of rail logistics, acquisition of mineral reserves and various maintenance projects. The increase in capital expenditures from 2013 to 2014 resulted primarily from increased spending on sand processing capacity, production capacity for Propel SSP and unit train capabilities. The anticipated capital expenditures for the year may increase as we continue to evaluate opportunities to expand our production capacities. We believe that cash flows from operations will be sufficient to fund our anticipated capital expenditures, but additional borrowings may be required to fund larger expansion opportunities.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $16.9 million in the nine months ended September 30, 2014. Net cash provided by financing activities in the nine months ended September 30, 2013 was $417.2 million, which primarily related to borrowings used to acquire Great Plains and purchase SSP. In order to improve liquidity, we borrowed $41.0 million under our term loans in February 2014 to repay a similar amount outstanding under our revolving credit facility. We also made payments of approximately $3.2 million against capital lease obligations.

Credit Facilities

On September 5, 2013, we entered into the Second Amended and Restated Credit Agreement (our “Credit Agreement”) with Barclays Bank PLC, as administrative agent. Our Credit Agreement contains a revolving credit facility with a commitment amount of $75 million (“Revolving Credit Facility”) and two tranches of term loans, pursuant to which we have borrowed $325 million in aggregate principal amount under the term B-1 facility (such loans, “Term B-1 Loans”) and $885 million in aggregate principal amount under a term B-2 facility (such loans, “Term B-2 Loans”). The proceeds of the borrowings under our Credit Agreement were used to repay amounts outstanding under the previous credit facility and to fund the acquisition of the proppant assets of FTSI.

The Term B-1 Loans mature on March 15, 2017 and requires quarterly principal repayments of $0.8 million (1% annually) with the balance due at maturity. The Term B-2 Loans mature on September 5, 2019 and requires quarterly principal repayments of $2.2 million (1% annually) with the balance due at maturity. Borrowings under the Revolving Credit Facility mature on September 5, 2018. Until they were re-priced in March 2014, the Term B-1 Loans, the Term B-2 Loans and borrowings under the Revolving Credit Facility bore interest, at our discretion, at either the base rate (the greater of prime rate, federal funds rate (subject to a 1.0% floor) plus 0.5%, 2%, or one-month LIBOR plus 1.0%) plus 3.0% or the adjusted Eurodollar Rate (subject to a 1.0% floor) plus 4.0%. With respect to borrowings under the Term B-1 Loans and Revolving Credit Facility, the 2% minimum for Base Rate borrowings and 1% for Eurodollar Rate borrowings did not apply. The applicable margin on the loans could be reduced by 0.25% if our leverage ratio fell below 2.75.

The terms of our Credit Agreement provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions. We must maintain a pro forma leverage ratio as of the end of each quarter of no more than 4.75 if the aggregate revolver borrowing is equal to or greater than 25% of the total revolver commitment. As of September 30, 2014, our leverage ratio was 3.47.

In February 2014 we executed a joinder agreement to borrow $41 million in aggregate principal amount of additional Term B-2 Loans. The proceeds of this borrowing were used to repay then outstanding amounts under the Revolving Credit Facility. The additional borrowings mature on the same date as the then existing Term B-2 Loans (September 5, 2019) and the required quarterly principal repayments for the Term B-2 Loans were increased by one-quarter of 1% of the amount borrowed with the balance due at maturity.

In March 2014 we further amended our Credit Agreement to reduce the applicable margin for Term B-1 and B-2 Base Rate loans to 2.50% and for Term B-1 and B-2 Eurodollar Rate loans to 3.50%. As of June 30, 2014, Term B-1 Loans, Term B-2 Loans and the borrowings under Revolving Credit Facility bore interest at 3.75%, 4.5% and 4.25%, respectively.

In August 2014, we executed a joinder agreement to increase the revolving commitment amount by $46.6 million and, in September 2014, we executed an additional joinder agreement to further increase the revolving commitment amount by $3.4 million, bringing our total Revolver capacity to $125 million.

As of September 30, 2014, there were no borrowings on this additional capacity and no other changes in the terms, interest rates or covenants of Credit Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Since December 31, 2013, there have been no significant changes in the total amount of our contractual obligations, contingent liabilities or contractual commitments, in the timing of cash flows in accordance with those obligations as reported on page 55 of our prospectus, other than those changes noted above relating to the additional joinder agreement for incremental borrowings in the Revolving Credit Facility.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. There have been no significant changes to environmental liabilities or future reclamation costs since December 31, 2013.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Business—Regulation and Legislation” in our prospectus.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in the prospectus.

There have been no material changes in our accounting policies and estimates during the quarter ended September 30, 2014.

Recent Accounting Pronouncements

New accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1 to our unaudited condensed consolidated financial statements included in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates. We use interest rate swaps to manage this exposure. These derivative instruments are recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings.

We do not use derivative financial instruments for trading or speculative purposes. By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk). As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments. In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. We assess, both at inception and for each reporting period, whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

As of September 30, 2014, the fair value of the interest rate swaps was ($8.4 million).

A hypothetical increase in interest rates by 1.0% would have had no impact on our interest expense in the three months or nine months ended September 30, 2014.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this quarterly report on Form 10-Q.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the nine months ended September 30, 2014, our top two proppant customers, Halliburton and FTSI, accounted for approximately 35% of our sales. Approximately 41% and 39% of our accounts receivable balance at September 30, 2014 and 2013, respectively, was outstanding from four customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Internal Control Over Financial Reporting

We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2015, using a suitable, recognized control framework. During the course of the evaluation, we may identify deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us. We cannot predict the outcome of our evaluation, or any possible remediation efforts that may be needed, at this time.

As an Emerging Growth Company under The Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm is not required to attest formally to the effectiveness of our internal controls over financial reporting. They will not be required to do so until we are no longer classified as an Emerging Growth Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2014 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of September 30, 2014, we were subject to approximately 54 active silica exposure claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi, Kentucky and Illinois, although some cases have been brought in many other jurisdictions over the years. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on October 6, 2014. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2014 to September 30, 2014, we granted options to purchase 348,500 shares of our Class A common stock under the FMSA Holdings Inc. Stock Option Plan and certain of our employees and executive officers exercised options to purchase 266,798 shares of our Class A common stock pursuant to options issued under such plan for an aggregate purchase price of $718,226. Stock options were granted in reliance upon Rule 701 or Section 4(2) of the Securities Act of 1933.

Use of Proceeds

On October 2, 2014, our registration statement on Form S-1 (No. 333-198322) became effective, and on October 8, 2014, we completed an initial public offering of 25 million shares of our common stock at an initial public offering price of $16.00 per share for an aggregate offering price of $400 million. All of the shares sold in our initial public offering were sold by selling stockholders. Accordingly, we received no proceeds from the sale of shares in our initial public offering. Our common stock began trading on the New York Stock Exchange under the symbol “FMSA” on October 3, 2014.

Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC and Barclays Capital Inc. acted as joint book-running managers of the offering. Goldman, Sachs & Co., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and RBC Capital Markets, LLC acted as senior co-managers while Robert W. Baird & Co. Incorporated, Cowen and Company, LLC, PNC Capital Markets LLC, Raymond James & Associates, Inc., Scotia Capital (USA) Inc., Simmons & Company International and Tudor, Pickering, Holt & Co. Securities, Inc. acted as co-managers. In connection with this transaction, we incurred offering costs and other IPO-related expenses of approximately $4.6 million for the nine months ended September 30, 2014.

The following table details the issuance and sale of unregistered securities in the three months ended September 30, 2014:

		Three months ended September 30, 2014

Issuance and sales of unregistered securities

Securities issued:
8/1/2014	Option grant	144,500
7/21/2014	Option grant	17,000
8/6/2014	Option grant	68,000
8/6/2014	Option grant	17,000
8/11/2014	Option grant	51,000
8/12/2014	Option grant	51,000

		348,500

Securities sold:
7/15/2014	Option exercise	51,000
7/15/2014	Option exercise	51,000
7/15/2014	Option exercise	10,200
7/15/2014	Option exercise	30,226
7/15/2014	Option exercise	102,000
9/20/2014	Option exercise	15,198
9/22/2014	Option exercise	7,174

		266,798

Proceeds from the sales of unregistered securities totaling $718,226 were retained by the company for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We at Fairmount Santrol are committed to Safety and Health. Every day we work together to ensure our family members are safe and healthy at home, at work, and at play.

We, through our Sustainable Development process, will be a responsible corporate citizen in protecting our family members and stakeholders from our unique industry hazards. We are committed to:

•	Compliance with all legal and other requirements including local, state and federal regulations,

•	Continual improvement in our Occupational Safety & Health Management System and Occupational Safety & Health performance,

•	Ensuring a safe and healthy work environment including the prevention of injury and ill health,

•	Participating with industry peers sharing best practices, and

•	Bringing Safety Home.

Fairmount Santrol pledges to implement and operate the Safety & Health Management System (“SHMS”) to further enhance performance.

The Fairmount Santrol SHMS establishes the system for promoting a safety culture that encourages incident prevention and continually strives to improve its safety and health performance.

The SHMS includes as its’ accouterment all established safety and health specific programs and initiatives for compliance with all local, state and federal legislation, standards, and regulations and SHMS policy as they apply to a safe and healthy employee, stakeholder and work environment.

The SHMS has the ultimate goal for the identification, elimination or control of all risks to personnel, stakeholders, and facilities, that can be controlled and directly managed, and those it does not control or directly manage, but can expect to have an influence upon.

The operation of our U.S. based mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Fairmount Santrol is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 to this Quarterly Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMSA Holdings Inc. (Registrant)

By:	/s/ Christopher L. Nagel Christopher L. Nagel

Chief Financial Officer and Executive Vice President of Finance

Date: November 13, 2014

FMSA HOLDINGS INC.

EXHIBIT INDEX

Each Exhibit identified in the following Index is filed as part of this Quarterly Report on Form 10-Q. Exhibits included in this filing are designated by an asterisk (*). All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

10.8	Form of FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.8 on Form S-1A, filed on September 18, 2014).

10.9	Form of Stock Option Agreement for FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1A, filed on September 18, 2014).

10.10	Amendment I to the FMSA Holdings Inc. Non-Qualified Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.10 on Form S-1A, filed on September 18, 2014).

10.11	Form of FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 on Form S-1A, filed on September 18, 2014).

10.12	Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 on Form S-1A, filed on September 18, 2014).

10.13	Amendment I to the FMSA Holdings Inc. Long Term Incentive Compensation Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 on Form S-1A, filed on September 18, 2014).

10.14	Form of FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 on Form S-1A, filed on September 18, 2014).

10.15	Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 on Form S-1A, filed on September 18, 2014).

10.16	Amendment I to the FMSA Holdings Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.16 on Form S-1A, filed on September 18, 2014).

10.17	Form of FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 on Form S-1A, filed on September 18, 2014).

10.18	Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 on Form S-1A, filed on September 18, 2014).

10.19	Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 on Form S-1A, filed on September 18, 2014).

10.20	Form of Notice of Stock Option Exercise for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 on Form S-1A, filed on September 18, 2014).

10.21	Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 on Form S-1A, filed on September 18, 2014).

10.22	Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 on Form S-1A, filed on September 18, 2014).

FMSA HOLDINGS INC.

EXHIBIT INDEX

(continued)

Exhibit No.	Description

10.23	Joinder Agreement, dated as of August 29, 2014, by and among Barclays Bank PLC, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, Jefferies Finance LLC, KeyBank National Association and Royal Bank of Canada, Fairmount Santrol Inc., as borrower representative and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.5 on Form S-1A, filed on September 15, 2014).

10.24	Joinder Agreement, dated as of September 18, 2014, by and among JPMorgan Chase Bank, N.A., Fairmount Santrol Inc., as borrower representative and Barclays Bank PLC, as Administrative Agent (incorporated by reference to Exhibit 10.6 on Form S-1A, filed on September 22, 2014).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer, filed herewith.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer, filed herewith.

32.1*	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer, filed herewith.

32.2*	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Financial Officer, filed herewith.

95.1*	Mine Safety Disclosure Exhibit, filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document