Form 10-K
period 2014-12-31
FMSA HOLDINGS INC
filed 2015-03-31
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date.

Number of shares of Common Stock outstanding, par value $0.01 per share, as of March 17, 2015: 160,929,766

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K	Certain sections of the Proxy Statement for the 2015 Annual Meeting of Stockholders of FMSA Holdings Inc.

FMSA Holdings Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Tables of Contents

Introduction to Part I, Item 1A and Item 3, and Part II, Item 7

We define various terms to simplify the presentation of information in this Annual Report on Form 10-K (this “Report”). Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairmount Santrol,” “our business” and “our company” refer to FMSA Holdings Inc. and its consolidated subsidiaries and predecessor companies. We use Adjusted EBITDA herein as a non-GAAP measure of our financial performance. See further discussion of Adjusted EBITDA at Item 7 – Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the oil and gas industries

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	fluctuations in market based pricing;

•	our ability to complete greenfield development or expansion projects, or our ability to realize the benefits if we do complete them;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayment or nonperformance by our customers;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales;

•	the availability of raw materials to support our manufacturing of resin-coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of our mineral reserves;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the Foreign Corrupt Practices Act (FCPA);

•	significant impairment losses related to goodwill in relation to our acquisition of assets from FTS International (FTSI);

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

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

ITEM 1. BUSINESS

Our Company

Business Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by exploration and production (“E&P”) companies to enhance the productivity of their oil and gas wells. Fairmount Santrol offers the broadest range of proppants available in the market today, including high quality sand and a spectrum of resin-coated products, all of which exceed American Petroleum Institute (“API”) specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the foundry, glass, building products, and sports and recreation markets (collectively, the “I&R” markets).

As one of the nation’s longest continuously operating mining organizations, we have developed a strong commitment to environmental stewardship and to the three pillars of Sustainable Development: People, Planet and Prosperity. Our strong commitment to safety is reflected in the health and safety of our employees and is illustrated by our achieving a consistently low recordable incident rate among our similarly sized industrial sand competitors as well as one of the lowest rates for all those reporting in the Industrial Mining Association of North America. Since 2011, our employees have demonstrated our commitment to our communities by donating nearly 47,000 hours of company-paid volunteer hours, as well as significant personal volunteer hours, into the communities in which we live and operate. We are focused on environmental stewardship, and 18 of our facilities now generate zero waste to landfills. Additionally, we executed upon annual initiatives to reduce our carbon emissions and have planted over 263,000 trees since 2011 in order to offset our remaining Tier I and Tier 2 emissions. We believe adhering to sustainable development principles is not only the right thing to do, but also results in a higher level of engagement and commitment from our employees, better relationships with our communities and, as a result, a stronger base from which to pursue profitable growth over the long-term. Abiding by these guiding principles, our corporate motto is “Do Good. Do Well.”

In the early 1980s, we pioneered investment in large scale proppant production capacity, leveraging our early industry relationships with Halliburton and a predecessor company to Baker Hughes. Since then, our business, and particularly our Proppant Solutions segment, has grown significantly. Over a period of nearly 40 years, Fairmount Santrol has built a vertically integrated operation that combines mining, sand processing, resin manufacturing and coating operations with a broad logistics network and state-of-the-art research and development capabilities. In the past few years, we also have invested nearly $500 million to acquire mineral reserves, raw and resin-coated sand processing capacity, additional distribution terminals, and a long-term supply agreement, as well as new coated proppant technology. Our ability to integrate and leverage our asset base to provide comprehensive proppant solutions has allowed us to become a long-term, trusted partner to our customers.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions, and (ii) I&R Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S., Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America. We believe our two primary business segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

In 2014, our Proppant Solutions segment sold 7.2 million tons of proppant with revenues of $1,232 million (91% of total company revenues) and contribution margin of $431 million which represent increases of 40%, 44% and 45%, respectively, over 2013. Proppants represented 87% and 86% of total company sales for 2013 and 2012, respectively. For 2014, our I&R Products segment had sales volume of 2.4 million tons with revenues of $124 million and contribution margin of $35 million which were relatively flat to 2013.

Corporate History

We were incorporated as a Delaware corporation in 1986. Our predecessor companies began operations over 120 years ago. In August 2010, we partnered with American Securities LLC (“American Securities”) when affiliated funds managed by American Securities (collectively with American Securities, the “AS Group”) acquired indirect control over ASP FML Holdings, LLC (“ASP FML”), who acquired 51% of our stock (the “AS Group Acquisition”). Our corporate headquarters is located at 8834 Mayfield Road, Chesterland, Ohio 44026. Our telephone number is (800) 255-7263. Our company website is www.fairmountsantrol.com.

Our Competitive Strengths

We believe we distinguish ourselves from other proppant providers:

Industry-Leading Asset Base. Our industry-leading asset base includes 808 million tons of proven mineral reserves, 11 sand processing facilities with 13.4 million tons of annual sand processing capacity, a resin manufacturing facility and 11 coating facilities with 2.7 million tons of annual coating capacity. We serve international markets through our coating facilities in Mexico, Denmark and China.

Leading Proppant Producer; Broadest Product Suite. We have a broad suite of products that address nearly 95% of the proppant market. We are one of the largest producers of API-spec raw frac sand and we believe in 2014 we had the second largest production capacity of raw frac sand, and the largest production capacity of resin-coated sand. Our raw sand product suite includes all mesh sizes of high performing Northern White frac sand and our branded Texas Gold API-spec brown frac sand, which enjoys a delivered cost advantage to certain basins, including the Eagle Ford, Permian Basin and East Texas. Our portfolio of resin-coated products provides a range of strength, flowback and conductivity characteristics, the strongest of which offers characteristics similar to lightweight ceramic proppant. Our product breadth allows us to offer a comprehensive proppant solution across a broad range of well characteristics and our scale provides us with the flexibility to fill large individual orders, often on short notice. As proppant consumption per well has increased, and large scale programs are increasingly common, we believe that our scale and product breadth allow us to be more flexible than our competitors and provides us with a competitive advantage.

Efficient Operations and Economies of Scale. Our vertically integrated operations, low production costs and low maintenance capital expenditures have enabled us to generate strong margins and cash flows over an extended period. We own a substantial majority of our reserves (royalties were less than 0.3% of sales in 2014), and our processing plants are located on or in close proximity to rail access, reducing the need for on-road transportation and minimizing product movement costs. Our integrated logistics management expertise and geographically advantaged facility network enables us to reliably ship products by the most cost-effective method available. We believe that our strong cash flows will enable us to continue to invest in additional sand production, processing, coating and terminal facilities as well as research and development for new products.

Industry’s Largest Captive Terminal Footprint and Broadest Logistics Capabilities. In recent years, oilfield service companies have increasingly sought proppant suppliers with logistics capabilities to deliver product in-basin. We sell our proppants directly to customers in all of North America’s major oil and gas producing basins through our 42 proppant distribution terminals, which collectively comprise the largest logistics network in the sector. In 2014, approximately 85% of our North American proppant volume was sold in-basin at one of our distribution terminals, compared to approximately 69% in 2011. We ship our products via all of North America’s Class I railroads in our fleet of more than 9,300 rail cars, which includes approximately 830 railcars made available to us from our customers. We have expanded our unit train capabilities to three of our processing facilities and three of our in-basin terminals. We expect that these unit train capabilities will significantly reduce freight costs and improve cycle times for our rail car fleet. We also have the flexibility to ship our product via barge and trucks to multiple basins. Importantly, over 75% of our terminals are exclusive to us. In contrast to commingled terminals, which support proppant logistics for multiple vendors, our captive terminals enable us to better assure timely delivery of proppants to our customers and position us to capture incremental spot demand at the terminal site. Taken together, we believe the significant scale our distribution network, its geographic scope, and our captive terminal strategy provide us with a competitive advantage.

Trusted Partner to our Customers. We are a trusted partner and have significant long-term relationships with each of the four largest oilfield service companies, as well as many small and mid-sized service companies. These customer relationships are driven by our ability to enhance our customers’ operations and profitability by delivering a full suite of high-quality proppant products, where, when and as-needed. These benefits also extend to the E&P companies serviced by our service company customers, who directly benefit from the enhanced well productivity that our products offer. We believe our customers value the ability of our substantial scale, product diversity and extensive logistics network to meet their evolving proppant needs.

Focus on Innovation and New Product Development. We have a history of collaborating with our customers to develop innovative solutions to enhance the effectiveness of well completions, from conventional wells to the most complex, multi-stage, horizontal wells. Our vertically integrated model allows us to participate in each phase of proppant development, manufacturing and delivery and provides us with a unique perspective into the current and future needs of our customers. In 1976, we pioneered the development of resin-coated proppants and we have been issued numerous related patents. These developments include value-added products such as OptiProp, SLC, THS, PowerProp and CoolSet, each with uniquely tailored down-hole performance characteristics. After acquiring the technology that underlies Propel SSP in April 2013, our team worked to further refine the technology and manufacturing techniques in anticipation of successfully producing, shipping and selling the product in commercial quantities beginning in 2015. Propel SSP is currently undergoing field trials with several key customers. Using data supporting enhanced hydrocarbon recoveries, our technical sales team works closely with market participants to demonstrate the value proposition of our performance proppants in order to stimulate market demand.

Experienced Management Team Aligned with Shareholders. We have an experienced leadership team with extensive industry knowledge and a proven track record of profitable growth. Our executive management team has developed new product offerings and process technologies, and has grown our business through greenfield mine development, capacity expansions, acquisitions and investments in logistics infrastructure. Most of our executive management team has been at Fairmount Santrol for 20 years or more, and our revenue has grown at a compound annual growth rate of approximately 15% since 1995 and 2010, respectively. Our founders remain active advisors to our management and are members of our board of directors. Our management, employees, founders and Board of Directors currently own approximately 30% of our outstanding common stock. Accordingly, our executive management team and our employees are aligned with our investors and highly incentivized to pursue long-term, profitable growth and a high return on capital deployed.

Our Strategy

Our objective is to create long-term and sustainable value for our stakeholders. We intend to pursue this objective through the execution of the following strategies:

Prudently Increase Reserves and Processing Capacity. We have historically grown our reserves and mining and processing capacities by developing greenfield sites, expanding existing facilities and acquiring operating assets and reserves. In 2014, we believe our customers’ demand for our products exceeded our production capacity. Accordingly, we initiated several capacity expansion projects to allow us to meet projected demand. We recently restarted an idled facility in Brewer, Missouri that we acquired in 2013. This facility has an annual frac sand processing capacity of one million tons per year and has 32 million tons of reserves. In addition, we recently expanded the annual production capacity at our Wedron, Illinois facility by 0.5 million tons and have increased the effective capacity of our Voca, Texas (which produces our Texas Gold frac sand) by 0.5 million tons. Further, we are currently in the process of expanding the annual production capacity of our Wedron, Illinois by another 3 million tons and plan to complete this expansion based on our assessment of market demand. In addition to these expansions, we control, or have an option to control, additional reserves on four properties (three Northern White and one Texas Gold). After recently bringing on additional capacity and considering possibly slowing demand for proppants in 2015, we decided to idle one of our higher-cost sand processing plants in Wisconsin. We continually evaluate our processing footprint as market conditions dictate in order to optimize our cost position.

Expand Logistics Capabilities. We will continue to invest in terminals, storage and rail infrastructure, as our customers continue to demand more product delivered closer to producing basins. We also will continue to enhance our unit train capabilities to reduce freight costs and improve cycle times for our rail car fleet. As of February 2015, we have a total fleet of 9,300 railcars which has grown substantially in recent years in order to accommodate our growing asset base and to enhance our ability to deliver proppant through our extensive distribution network.

Increase Market Penetration of Our Resin-coated Proppants. We believe that resin-coated proppants offer compelling performance advantages relative to other proppants. Our field data indicate that high quality resin-coated proppants enhance oil and gas reservoir conductivity compared to raw sand and is a cost-effective alternative to light weight ceramic proppants. Field data also indicate that resin-coated proppants reduce proppant flow back. Our resin coating capacity is the largest in the industry, providing our customers assurance of supply. Due to its superior performance and value added processing, our resin-coated products generate a higher per ton profit as compared to our raw frac sand. We will continue to work with market participants by hosting technical sales meetings, obtaining field data, and producing scientific papers which highlight the value proposition of resin-coated proppant. Through these efforts, we will seek to increase overall market penetration of our resin-coated proppant and to displace competing resin-coated proppants.

Develop and Commercialize High Performance Proprietary Proppants. We have a history of developing innovative technologies that increase the effectiveness of downhole completions, from conventional wells to the most complex, multi-stage horizontal wells. We have made a significant investment in a new state-of-the-art research and development facility and strengthened our team of scientists, material engineers and process engineers focused on developing innovative and proprietary proppants. As a result of our commitment, our new product development record is strong. For example, we successfully developed and commercialized PowerProp, a patented resin-coated sand proppant with characteristics competitive with light weight ceramic proppants, and CoolSet, a curable resin-coated sand proppant that bonds at low temperatures with no chemical activators. We also are currently conducting field trials for Propel SSP after developing commercialized processing capability. We may commercially launch Propel SSP in 2015 depending on market conditions and the results of our ongoing testing. Generally, we are in constant dialogue with our customers regarding evolving product needs and maintain a robust pipeline of new products in various stages of development.

Execute all of our Corporate Initiatives with a Commitment to Customers, Employees and Communities. Our corporate culture emphasizes People, Planet and Prosperity, and our strategy of sustainable development defines our approach to operations and community engagement. We work to minimize our environmental impact and continue to find ways to reduce waste while also reducing operating costs. We are honored to receive recognition from our communities for our focus on sustainable mining practices, reclamation and community investment. We believe that positive community engagement is both a privilege and a responsibility, and that it enhances our ability to recruit and retain employees, obtain mining and other operating permits and strengthen relationships with our customers. Our corporate motto is “Do Good. Do Well” and we intend to continue to execute our growth strategy with a focus on sustainable development.

INDUSTRY

Overview

The silica sand industry consists of businesses that are involved in the mining, processing and sale of silica sand and silica sand-based products. Monocrystalline silica, also referred to as “silica,” “industrial sand and gravel,” “silica sand” and “quartz sand,” is a term applied to sands and gravels containing a high percentage of silica (also known as silicon dioxide or SiO2) in the form of quartz. Monocrystalline silica deposits with widely varying physical characteristics occur throughout the United States, but mines and processing facilities are typically developed near rail infrastructure which facilitates access to markets. Other factors affecting the feasibility of monocrystalline silica production include deposit composition, product quality specifications, land-use, environmental regulation, permitting requirements, access to electricity, gas and water and production expertise and know-how.

The low relative cost and special properties of monocrystalline silica—chemistry, purity, grain size, color, inertness, hardness and resistance to high temperatures—make it critical to a variety of industries and end-use markets, the production of molds and cores for metal castings, glass production and the manufacturing of building products. In particular, monocrystalline silica is a key input in the hydraulic fracturing techniques used in the development of oil and gas resource basins.

Frac Sand Extraction, Processing and Distribution

Raw frac sand is a naturally occurring mineral that is mined and processed. While the specific extraction method utilized depends primarily on the geologic conditions, most raw frac sand is mined using conventional open-pit extraction methods. The composition, depth and chemical purity of the sand also dictate the processing method and equipment utilized. For example, broken rock from a sandstone deposit may require one, two or three stages of crushing to produce sand grains that meet API specifications. In contrast, unconsolidated deposits may require little or no crushing during the excavation process. After extraction, raw frac sand is washed with water to remove fine impurities such as clay and organic particles, with additional procedures used when contaminants are not easily removable. The final steps in the production process involve the drying and screening of the raw frac sand according to mesh size.

Most frac sand is shipped in bulk from the processing facility to customers by truck, rail or barge. Because transportation costs represent a significant portion of the overall delivered product cost, shipping in large quantities, particularly when shipping over long distances, provides a significant cost advantage to the suppliers, which highlights the importance of rail or barge access for low cost delivery. As a result, facility location and logistics capabilities are among the most important considerations for suppliers and customers.

E&P companies’ and oilfield service providers’ preferences and expectations have been evolving in recent years. A proppant supplier’s logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis. Many of our customers increasingly seek convenient in-basin proppant delivery capability from their proppant supplier. We believe that, over time, the largest proppant customers would prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.

Oil and Gas Proppant Market

Advances in oil and gas extraction techniques, such as horizontal drilling and hydraulic fracturing, have allowed for significantly greater extraction of oil and gas trapped within shale formations. The hydraulic fracturing process consists of pumping fluids down a well at pressures sufficient to create fractures in the targeted hydrocarbon-bearing rock formation in order to increase the flow rate of hydrocarbons from the well. A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops. The proppant-filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation into the wellbore and then to the surface. Proppants therefore perform the vital function of promoting the flow, or conductivity, of hydrocarbons over a well’s productive life. In fracturing a well, operators select a proppant that is transportable into the fracture, is compatible with frac and wellbore fluids, permits acceptable cleanup of frac fluids and can resist proppant flowback. In addition, the proppant must be resistant to crushing under the earth’s closure stress and reservoir temperature.

There are three primary types of proppant that are utilized in the hydraulic fracturing process: raw frac sand, resin-coated sand and manufactured ceramic beads. Customers choose among these proppant types based on the geology of the reservoir, expected well pressures, proppant flowback concerns and product cost. Given the price differences between the various proppant products and well specific considerations, E&P companies are continually evaluating the optimal mix of lower cost, lower conductivity frac sand and higher cost, higher conductivity resin-coated sand and ceramics in order to best address the geology of the well and to maximize well productivity and economic returns.

Proppant Characteristics

Proppants must meet stringent technical specifications set forth by the API including, among others, coarseness, crush resistance, sphericity, roundness, acid solubility, purity and turbidity. These characteristics are of particular importance because they have a significant impact on hydrocarbon conductivity, and ultimately the production rate and profitability of a well. Conductivity is a function of the permeability of the proppant and the width of the fracture, which dictates the proppant’s ability to prop open a fracture and allow hydrocarbons to flow. Some of the key characteristics impacting conductivity are:

Coarseness. Proppant grain size is critical to hydraulic fracturing operations in order to satisfy down-hole conditions and well completion design. Mesh size is used to describe proppant grain size and is determined by sieving the proppant through screens with uniform openings corresponding to the desired grain size. The vast majority of products range from 12 to 100 mesh (representing the number of openings per linear inch on a sizing screen) and include standard sizes, such as 12/20, 16/30, 20/40, 30/50 and 40/70. To receive a standard size designation, 90% of a particular batch of product must fall within the designated sieve sizes. For example, for a proppant to be designated as 12/20 mesh, 90% of that proppant must pass through a 12 mesh sieve and be retained by a 20 mesh sieve. Larger, coarser proppants (such as 16/30, 20/40 and 30/50 mesh) are typically used in hydraulic fracturing processes targeting oil and liquids-rich natural gas recovery, while smaller, finer proppants (such as 40/70 and higher mesh) are used primarily in dry gas drilling applications. In general, notwithstanding strength characteristics, a larger and more uniformly distributed proppant size will result in higher permeability and conductivity.

Crush Resistance. Crush resistance is an important factor in fracturing applications where downhole pressures intensify. Proppant crush results in finer particles, or “fines,” which reduce permeability in the proppant pack and narrow the fracture width, all leading to reduced conductivity. Technical research suggests that the crushing of just five percent of the frac sand in a fracture can reduce hydrocarbon flow conductivity by 60%. Generally, the more pure the grain and the smaller its size, the better the proppant’s crush resistance. Ideally, raw frac sand proppants should be nearly pure quartz, spherical, round and have a resistance to crush sufficient to withstand the closure stress of lower to intermediate-pressure wells. Resin-coated sand proppants have a higher resistance to crush and are suitable for intermediate to high pressure closure stress of up to 12,000 psi, and ceramics have the greatest resistance to crush and are suitable for intermediate to the highest pressure closure stress of up to 15,000 psi.

Proppant Shape and Uniformity. Proppant shape influences proppant pack space, permeability and conductivity. For optimal long-term conductivity, the proppant particles should have an optimized spherical shape and roundness (roundness is a measure of the relative sharpness of corners and curvatures), as well as uniform size and shape distribution.

Low Acid Solubility. There are various frac related applications wherein the proppant may come into contact with acid. Therefore, proppant stability in acidic environments can be an important attribute.

Purity. The greater the monocrystalline silica composition in a grain of silica sand, the stronger the grain and the lower instances of chemical reactions.

Turbidity. Turbidity is a measure of the level of particles or fines in the proppant, such as silt and clay. High turbidity can be an indication of poor proppant manufacturing, transportation or handling practices, or inherent geological characteristics of the ultimate sand reserves. High-turbidity proppants can interfere with fractures, negatively impacting conductivity.

Proppant Types

Comparison of Key Proppant Characteristics

The following table sets forth what we believe to be the key comparative characteristics of our products and the three primary types of proppant.

	Raw Frac Sand	Resin-coated	Ceramics
Products and Characteristics	• Natural Resource	• Raw frac sand substrate with resin coating	• Manufactured product

	• Primary Types include Northern White, Brown	• Coating increases crush resistance	• Typically highest crush resistance

	• Quality of sand varies widely depending on source	• Bond together to prevent proppant flowback

Relative Crush Resistance(1)	Up to 6,000 psi	Up to 10,000 psi	Up to 15,000 psi

Fairmount-Santrol Product(2)	Yes	Yes	No(2)

(1)	Crush resistance within a product category will vary by differing proppant characteristics including, size, roundness, purity, type of coating, etc. For purposes of relative comparability, we are showing recommended well pressures for 20/40 Northern White raw frac sand, 20/40 THS and OptiProp (Fairmount’s resin-coated sand products), and 20/40 high strength ceramics.
(2)	Fairmount Santrol’s PowerProp product competes with light-weight ceramics offered by competitors.

Raw Frac Sand

Of the three primary types of proppant, raw frac sand represents the lowest cost and largest volume of proppant supplied to oilfield service providers and operators. Raw frac sand is ideally suited for wells with relatively lower levels of closure pressure. Generally, raw frac sand is produced and sold in whole grain (unground) form. There are two broad types of API spec raw frac sand: Northern White and brown, both of which are produced by Fairmount Santrol.

Northern White frac sand is considered to be the highest quality raw frac sand available and is known for its high crush resistance, roundness and sphericity and monocrystalline grain structure. Northern White frac sand exists predominantly in the upper Midwest region of the United States (including Wisconsin, Illinois and Minnesota). Fairmount Santrol’s Northern White sand is a spherical monocrystalline that is 99.8%+ pure-quartz and has superior conductivity and crush resistance compared to other types of raw frac sand.

Brown sand is less monocrystalline in nature and more angular than Northern White sand. Brown sand consists of both API and non-API spec material. API-spec brown sand, such as Fairmount Santrol’s Texas Gold sand, is mined from the Hickory Formation near Brady, Texas. Brown sand typically has lower crush resistance than Northern White, but is often sufficient for lower pressure wells. Due to its proximity to the well, Fairmount’s Texas Gold has a meaningful delivered cost advantage into key basins in South and West Texas, including the Eagle Ford Shale and the Permian Basin.

Resin-coated Sand

Resin-coated frac sand consists of raw frac sand that is coated with a resin that increases the sand’s crush resistance and reduces the likelihood of crushed sand dispersing throughout the fracture. Resin-coated sand withstands significant reservoir pressures and results in higher conductivity than raw frac sand. Consequently, resin-coated sand is ideally suited for wells with intermediate to high levels of closure stress, or for wells where reducing proppant flowback is a key consideration. By reducing proppant flowback, resin-coated sand reduces the potential downtime and cost of a well as well as increasing long term productivity of the well.

The strength and shape of resin-coated product is largely influenced by the material science underlying the resin coating and the process technology in how the resins are applied. Tempered (or precured) resin-coated sand primarily enhances crush resistance, thermal stability and chemical resistance, allowing the sand to perform under harsh downhole conditions, including withstanding medium to high closure pressures of up to 12,000 psi and encapsulating fines which are inherently created downhole. In addition to the value-added characteristics of tempered resin-coated proppant, curable (or bonding) resin-coated frac sand uses a resin that is designed to bond together under closure stress and high temperatures, preventing proppant flowback and reducing imbedment.

Manufactured Ceramic Proppant

Manufactured ceramic proppant is a product of comparatively consistent size and spherical shape that typically offers the highest crush resistance relative to other types of proppants. As a result, ceramic proppant is most often used in fractures subject to medium to high pressure (up to 15,000 psi) and temperature drilling environments. Ceramic proppant derives its product strength from the molecular structure of its underlying raw material and is designed to withstand extreme heat, depth and pressure environments. The deepest, highest temperature and highest pressure wells typically require heavy weight ceramics with high alumina/bauxite content and coarser mesh sizes. The lower crush resistant ceramic proppants are lighter weight and derived from kaolin clay, with densities closer to raw frac sand.

Proppant Industry Demand Trends

Over the past decade, E&P companies have increasingly focused on exploiting the vast hydrocarbon reserves contained in North America’s oil and gas reservoirs. Using advanced techniques, such as horizontal drilling and hydraulic fracturing, North American production of oil and gas has grown rapidly as the development of horizontal drilling technologies has evolved. More recently, E&P companies are increasing their focus on optimizing the use of proppant as a critical component of these efforts to improve well productivity and maximize their returns on invested capital.

This focus on efficiency and profitability has led to new development techniques, such as increased use of pad drilling which results in a greater number of wells drilled per rig, and incorporating longer lateral lengths and shorter intervals between frac stages, which results in more fracturing stages per well. In addition, the amount of proppant used per stage has increased dramatically, compounding the increase in total demand for proppant.

Both E&P companies as well as oilfield service providers with whom they contract, are more precisely selecting the type and volume of proppants employed to optimize conductivity and improve well productivity. Specifications for proppant type and quantity can be made by the E&P companies, the oilfield service providers or collaboratively. These specifications are resulting in not only the use of increasing amounts of proppant per well, they are also incorporating a broader selection of proppant types, a wider range of mesh sizes, and a selection of high performance proppants to tailor the proppant solution to specific geologic characteristics of the well. Furthermore, both E&P companies and oilfield service providers are investing in value-added proppants when the improvement in well production and efficiencies justifies the increased proppant investment. These recent trends are resulting in increased demand for resin-coated proppants, which provides enhanced performance characteristics relative to raw sand but at a lower cost than ceramic proppants.

As a result of these trends, North American demand for all proppants increased rapidly over the past ten years. Based on information provided by PropTester, Inc. and KELRIK, LLC, from 2004 to 2014, the average annual growth rate of proppant demand was approximately 30%, and proppant demand increased by 50% from 2013 to 2014. This growth has been fueled by the continued increase in both wells drilled and proppant used per well. Individual wells are being completed with as much as 20,000 tons of proppant, or 60 to 100 railcars. This represents a significant increase in the usage of proppant per well over just a few years ago and is driven by improved recovery rates for E&P companies at higher levels of proppant intensity.

During the fourth quarter of 2014, increasing global supply of oil, in conjunction with slowing growth of global oil demand, created downward pressure on crude oil prices. As a result, various operators have announced cutbacks in drilling and capital programs, resulting in significantly reduced rig counts. North American rig counts have fallen significantly from September 2014 to March 2015, which will result in reduced drilling activity and negatively impact the demand for proppants in 2015. Further, lower crude oil prices may cause E&P companies to seek ways to reduce operating costs, which may further reduce demand for our value-added products such as resin-coated proppants. We believe that the completion of wells that have been drilled and increased proppant usage per well will help to offset reduced demand for proppants from lower drilling activity in 2015. It is unclear when global oil prices will begin to recover, leading to increased drilling activity and demand for proppants, but we believe that North American drilling activity and demand for proppants will grow over the long term.

Proppant Industry Supply Trends

As demand for sand-based proppants has increased dramatically in recent years, the supply of quality API-spec raw frac sand has struggled to keep pace, resulting, at times, in a supply-demand disparity. There are numerous key constraints to increasing raw frac sand production on an industry-wide basis, including:

•	the difficulty of finding frac sand deposits that meet API specifications;

•	the difficulty of securing contiguous frac sand reserves large enough to justify the capital investment required to develop a processing facility;

•	the challenges of identifying reserves with the above characteristics that are either located in close proximity to oil and gas reservoirs or have rail access needed for low-cost transportation to major shale basins;

•	the hurdles of securing mining, production, water, air, refuse and other federal, state and local operating permits from the proper authorities;

•	local opposition to the development of mining facilities, especially those that require the use of on-road transportation, including moratoria on raw frac sand facilities in multiple counties in Wisconsin and Minnesota which hold potential sand reserves; and

•	proximity to logistics infrastructure and ability to develop comprehensive logistics capabilities.

To keep pace with rapidly growing demand, the available supply of proppant increased in 2014 through new entrants and capacity expansions of existing suppliers. If the demand for proppants slows or declines in 2015, gross supply of proppant may exceed that demand. However, a portion of market supply consists of lower quality (“Tier 3”) sand, the demand for which will likely fall before demand for higher quality Northern White (“Tier 1”) and API Brown (“Tier 2”) sands. All of our reserves consist of Tiers 1 and 2 sands. The effectiveness of additional market supply also will be impacted by the suppliers’ ability to deliver product cost effectively where customers want it. To the extent that effective supply exceeds demand in the near term, there may be downward pressure on the selling price of proppants.

Our Proppant Products

We offer proppant products in each of the most common API-specified proppant categories, which we believe address nearly 95% of the proppant market.

Northern White Frac Sand. Our Northern White frac sand is mined from deposits located in our Illinois, Wisconsin and Minnesota facilities. These reserves are generally characterized by high purity, significant roundness and sphericity and low turbidity. These reserves are referred to as “Northern White” sands and are produced in all standard mesh sizes, including 12/20, 16/30, 20/40, 30/50, 40/70 and 100 mesh. All of our Northern White raw sand proppant products meet the standards set by the API.

API-Spec Brown Frac Sand. Our API-spec brown sand reserves are located in Texas and are sourced from the Hickory Formation. We market this sand under the name “Texas Gold” and sell it in standard mesh sizes consistent with our Northern White frac sand. Our Texas Gold frac sand has lower crush resistance than our Northern White frac sand, but it is an effective solution for low pressure wells. These reserves are in close proximity to major oil and gas producing basins in Texas, including the Eagle Ford Shale and the Permian Basin, which provides them with a significant transportation cost advantage relative to API-spec frac sand sourced from more distant locations.

Resin-coated Proppant. We coat a portion of our API-spec produced sand with resin to enhance its performance as a proppant using proprietary resin formulations and coating technologies. Our resin-coated proppants are generally used in higher temperature and higher pressure well environments and are marketed to end users who require increased conductivity in higher pressure wells, high crush resistance and/or enhanced flow back control in order to enhance the productivity of their wells.

Our resin-coated sand products are sold as both tempered (or precured) and curable (or bonding) products. Curable resin-coated sand bonds down hole as the formation heat causes neighboring resin-coated sand grains to polymerize with one another locking proppant into place. This prevents proppant from flowing back out of the fracture when the oil or natural gas well is turned on. For certain resin products, the resin’s chemical properties are triggered by the introduction of an activator into the frac fluid. Tempered products do not require activation because they are not intended to bond, rather bring additional strength to the proppant. We formulate, manufacture and sell activators which work with the specific chemistry of our resins.

We manufacture proprietary coatings designed to address the evolving needs of our customers, and have recently invested significantly in our research and development and technical marketing capabilities to maximize the sales of our coated products. We also coat ceramic product purchased from third-party suppliers. This product is marketed as HyperProp and has the strength characteristics of ceramic and the flowback performance characteristics of resin-coated sand.

Proprietary Performance Products

PowerProp. Our PowerProp product was introduced in 2010 as a unique resin-coated sand product with higher crush resistance and conductivity than any other sand-based proppant available on the market. PowerProp utilizes our existing resin coating facilities and proprietarily developed resin chemistry to create substantially increased product performance.

Propel SSP. Our Propel SSP product utilizes a polymer coating applied to a proppant substrate. Upon contact with water, the coating hydrates and swells rapidly to create a hydrogel around the proppant substrate. The hydrogel layer, which is primarily water, is attached to the proppant particle and provides a nearly threefold increase in the hydrostatic radius of the proppant. Initial test results indicate that the lower specific gravity allows greater volumes of proppant and/or coarser mesh sizes coated with Propel SSP to be carried deep into the fracture, which in turn allow more hydrocarbons to escape into the wellbore. This technology reduces or eliminates the need for certain frac fluid additives, including guar, which are used to enhance the transport of proppants into the geologic formation.

Our Product Delivery

We have established an oil and gas logistics network that we believe is highly responsive to our customers’ needs. One of the most important purchasing criteria of our proppant customers is our ability to deliver the products our customers demand at their desired time and location. We believe we have the industry’s largest distribution footprint with 42 oil and gas distribution terminals. We believe we also have the industry’s largest railcar fleet with approximately 9,300 railcars as of March 2015, enabling us to maximize efficiency and flexibility for delivering product. We believe we are one of the few proppant producers capable of Class I railroad deliveries to each of North America’s major oil and gas-producing basins. In 2014, we shipped approximately 85% of our North American proppant volume through our terminal network.

The ability to ship proppant through unit trains is becoming increasingly important in order to cost-effectively provide the large quantities of product required by evolving well completion methods. We have unit train capabilities at three of our production facilities and three of our large destination terminals serving the Texas basins and shipped over 125 unit trains of product in 2014.

I&R Industry Trends

Demand in the I&R end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity and industrial production. The economic downturn beginning in 2008 decreased demand in the foundry, building products and glassmaking end markets, however, the recent economic recovery has significantly increased demand in these same end markets. The primary end markets served by our I&R segment are foundry, building products, sports and recreation, glassmaking and filtration.

Our I&R Products

Foundry. We currently supply the foundry industry with multiple grades of high purity, round, angular and sub-angular sands for molding and core making applications, with products sold primarily in the U.S., Canada, Mexico, Japan and China. Foundry sands are characterized by high purity, round and sub-angular sands precisely screened to perform under a variety of metal casting conditions. These factors dictate the refractory level and physical characteristics of the mold and core, which have a significant effect on the quality of the castings produced in the foundry. Our resin binders provide the necessary bonding of molds and cores in casting applications and are designed to improve overall productivity and environment conditions in the workplace.

Our extensive production experience and technical knowledge of the foundry industry have driven several industry advances. For example, we have developed our Signature Series of low smoke, low odor resin-coated sands that provide lower overall emissions while providing a safer and more favorable work environment. Our expertise with resin-coated sands enables us to provide coated sand for molds and cores where exceptional dimensional accuracy and surface finish are required.

We believe we were the first sand operator to blend sands, which has proven extremely successful for specialty iron and aluminum applications. As foundries continue to utilize higher cost binders to improve the quality of their castings, minimize the use of binders which also reduces overall environmental impact, the industry continues to demand higher quality sands to realize the value of these binders. Our chemists and technicians support these applications with customized products that minimize binder usage, resulting in lower costs to foundries and higher prices for our products.

Glass. We provide a wide variety of high purity, low iron silica sands to the glass market.

Building Products. Various grades and types of our sands are used for roofing shingles, asphalt, industrial flooring ballast sand, bridge decking, pipe lining and tank underlayment. We also work with our customers to blend minerals and chemicals to create colored flooring aggregates, concrete countertops, grout and plaster.

Sports and Recreation. We are a leading supplier of various turf and landscape infill products to contractors, municipalities, nurseries and mass merchandisers. Our turf products are used in multiple major sporting venues, including Cleveland Browns Stadium, PNC Park, Notre Dame Stadium and Progressive Field. In addition, we are a significant supplier of bunker sand, top dressing sands and all-purpose sands to golf clubs and landscape contractors throughout North America. The sub angular shape of our sands provides for excellent drainage and resistance to crushing and allows the grains to hold well to bunker sides and slopes. Our sands are also supplied to horse tracks and training facilities. We also provide colored sand to a variety of major retailers for use as play sand and arts and crafts.

Filtration. We provide high-quality industrial sands and gravels in a wide variety of water and wastewater filtration applications. Over the past several years, we increased our focus on the filtration market. Our full range of products are monitored with an active statistical process control program to ensure compliance with all government and customer specifications, including the American Water Works and National Sanitation Foundation standards. Due to our efforts, we have emerged as a leader in sand and gravel products for private, public and institutional water filtration systems.

Our Customers

Since our inception, we have remained focused on developing and sustaining a loyal, diversified customer base. Currently, we maintain long-term contracts with many of the largest North American oilfield service companies. We believe the strength of our customer base is driven by our collaborative approach to product innovation and development, reputation for high-quality products and extensive logistics network. Certain of our top customer relationships date back over 30 years. We have approximately 80 customers for our oil and gas proppants and nearly 850 customers across all our end markets. For the years ended December 31, 2014 and 2013, our top two customers, Halliburton and FTSI, collectively, accounted for approximately 36% and 30%, respectively, of our total sales revenues.

We primarily sell products under supply agreements with terms that vary by contract. Certain of the agreements require the customer to purchase a specified percentage of its proppant requirements from us. Other agreements require the customer to purchase a minimum volume of proppant from us. These minimum volume contracts typically include a “take-or-pay” or “take-or-penalty” provision which triggers certain penalties if the purchased volume does not meet the required minimums.

In September 2013, Fairmount Santrol acquired the proppant production and distribution assets of FTSI. Upon closing of that acquisition, Fairmount Santrol entered into a long-term proppant supply agreement with FTSI. The supply agreement includes a minimum volume commitment and provides us with the right of first refusal on FTSI tons in excess of contract minimums.

Research and Development and Technical Innovation

We have a history of partnering with our customers to develop innovative solutions to enhance the effectiveness of well completions, from conventional shallow wells to the most complex, multi-stage, horizontal wells. The nature of our vertically integrated model allows us to participate in each phase of proppant manufacturing and delivery and provides us a unique perspective into the current and future needs of our customers. Our technical sales team works closely with market participants to demonstrate the value proposition our proppants offer and stimulate market demand using data indicating enhanced hydrocarbon recoveries.

The table below summarizes some of our most significant product innovations:

Innovation	Year	Result
CoolSet	2014	Eliminates need for an activator for well temperatures as low as 100° F

Self-Suspending Proppant	2013	Improves hydraulic fracturing efficiency by allowing proppant to transport further into the fracture, substantially increasing fracture length and improving productivity of well
		Applicable to all forms of proppant (white, brown, resin-coated, ceramic)

PowerProp	2010	Technology that delivers strength and performance characteristics similar to a light-weight ceramic (patent-pending)

Bio-based Binder System	2010	Technology for use in metal casting industry (patent-pending)

Bio-Balls	2006	Water soluable ball sealers that are environmentally safe and do not require retrieval after treatment

Encapsulated Curable Proppant	1997	High performance resin-coated proppant used in flow-back control

Dual Coat Technology	1995	Dual coat curable resin-coated sand for enhanced conductivity and flowback control

Our research and development team consists of 25 professionals (scientists, engineers and technicians), with eight of them holding Ph.D’s located at three locations in Sugar land, TX, Ottawa, IL and Detroit MI. During 2014, 2013, and 2012, we spent $6 million, $5 million, and $2 million, respectively, on research and development.

After acquiring the technology that underlies Propel SSP in April 2013, our team has worked to further refine the technology and manufacturing techniques of our Propel SSP product with robust storage and handling characteristics. Propel SSP continues to undergo extensive field trials with several key customers with successful results (increased productivity). Propel SSP relies on a hydrogel polymer coating attached to a proppant substrate. When mixed with water, the coating hydrates and swells rapidly to create a hydrogel around the proppant substrate. The hydrogel layer, which is primarily water, provides a nearly threefold increase in the hydrostatic radius of the proppant. This reduces the effective specific gravity to about 1.3, compared to 2.6 for a typical uncoated sand grain. Lab results show that the lower specific gravity, while maintaining crush strength, allows greater volumes of proppant and/or coarser mesh sizes coated with Propel SSP to be carried deep into the fractures, in turn allowing more hydrocarbons to flow into the wellbore. This technology reduces or eliminates the need for certain frac fluid additives, including friction reducer, guar gum, and crosslinkers, which are used to enhance the transport of proppants into the geologic formation. The hydrogel polymer is readily broken by the conventional breakers typically used in the case of guar gum-based gels. Independent third party testing showed no appreciable difference in conductivity between the coated and uncoated sand. We have developed formulations for coating ceramic substrates and continue to work on coating other proppant types including resin-coated proppants. Based on lab and field tests, we believe Propel SSP technology is applicable at a wide range of well temperatures.

In 2014, we commercialized CoolSet, a new proppant product that provides effective flowback resistance without using any activator at temperatures as low as 100°F. This type of proppant is particularly suitable for low-temperature wells found in shale plays such as Permian, MidCon and Canada.

Acquisitions

Throughout our history, we have made and successfully integrated strategic acquisitions in order to strengthen our market leadership position. For example, in 2013 we acquired certain assets of FTSI, SSP LLC and Great Plains and have completed over 20 acquisitions over the past 20 years.

Competition

There are numerous large and small producers in all sand producing regions of the United States with whom we compete. Our main competitors in the raw frac sand market include Badger Mining Corporation, CARBO Ceramics, Inc., Emerge Energy Services LP, Hi-Crush Partners LP, Preferred Sands LLC, Unimin Corporation and U.S. Silica Holdings, Inc. Many new entrants to the raw frac sand market compete on an FOB-plant basis and lack comparable transportation infrastructure to meet customer demands in-basin. Our main competitors in the coated products market include Momentive Performance Materials Inc., Unimin Corporation, Atlas Resin Proppants LLC, Preferred Sands LLC and CARBO Ceramics. The most important factors on which we compete in both markets are product quality, performance and sand and proppant characteristics, transportation capabilities, proximity of supply to well site, reliability of supply and price. Our only substantial competitors across both markets are Unimin Corporation and Badger Mining Corporation (which owns Atlas Resin Proppants LLC). We believe we are uniquely positioned to utilize our scale of raw sand production to supply high-quality substrate for coated products and leverage our transportation infrastructure for reliable delivery in-basin.

Due to increased demand for sand based proppants in recent years, there has been an increase in the number of frac sand producers. Moreover, as a result of this increased demand, existing frac sand producers have added to or expanded their frac sand production capacity, thereby increasing competition. Demand for sand-based proppants is closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America. These consumption patterns in a particular basin are influenced by numerous factors, including the price of hydrocarbons, the drilling rig count and hydraulic fracturing activity levels, including the number of stages completed and the amount of proppant used per stage. Further, these consumption patterns are also influenced by the location, quality, selling price and availability of sand-based proppants and other types of proppants such as ceramic proppant. Selling prices for sand-based proppants vary by basin and are determined based on supply and demand dynamics within each basin.

Competitors in the I&R markets include some of our larger proppant competitors such as Unimin Corporation and U.S. Silica Holdings, Inc. but also typically include smaller, local or regional producers of sand and gravel.

Employees

As of December 31, 2014, we employed a workforce of 1,229 employees. We believe our culture of “People, Planet and Prosperity” has enabled us to achieve a long-tenured workforce and good relations with our workforce.

We maintain an active dialogue with employees and provide salaried and hourly employees a comprehensive benefits package including medical, life and accident insurance, incentive bonus programs, as well as educational assistance. Through December 31, 2014 we offered an Employee Stock Bonus Plan and a 401(k) plan, covering substantially all non-union employees. These retirement plans have now merged to one plan as of January 1, 2015; we now offer a discretionary employer contribution and an employer match within our 401(k) Plan. Additionally, we maintain various other forms of retirement plans for our union employees.

As of December 31, 2014, approximately 135 of our domestic employees are parties to collective bargaining contracts. We believe we have strong relationships with and maintain an active dialogue with union representatives. We have historically been able to successfully extend and renegotiate collective bargaining agreements as they expire.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers’ business needs. For example, our proppant sales levels are lower in the first and fourth quarters due to lower market demand as adverse weather tends to slow oil and gas operations to varying degrees depending on the severity of the weather. Our inability to mine and process frac sand year round at our surface mines in Wisconsin, Minnesota and Ohio results in a seasonal build-up of inventory as we excavate excess sand to build a stockpile that will feed our drying facilities during the winter months. Additionally, in the second and third quarters, we sell more sand to our customers in the I&R end markets due to the seasonal rise in demand driven by more favorable weather conditions.

Intellectual Property

Our intellectual property consists primarily of patents, trade secrets, know-how, trademarks, including our name “Fairmount Santrol”, and products such as “PowerProp “, “Propel SSP” (patent pending), “HyperProp” and “CoolSet”. We hold numerous U.S. and foreign granted patents that are still in force as well as many U.S. and foreign patent applications that are still pending. We own patents in each of our major, differentiated proppant product lines, except CoolSet and HyperProp. We have not granted any third-party rights with respect to our patents. The majority of our patents have an expiration date after 2025. We have not yet filed a patent for CoolSet and our patents for HyperProp have recently expired. With respect to trade secrets and know-how, our extensive experience with a variety of different products enables us to offer our customers a wide range of proppants for their particular application.

ITEM 1A. RISK FACTORS

An investment in our securities involves significant risks. You should carefully consider the risks described below, together with the financial and other information contained in this Report, as well as the information discussed under the section entitled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in evaluating us, our business and your investment in us. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

Our business and financial performance depend on the level of activity in the oil and gas industries.

Approximately 91% of our revenues for the year ended December 31, 2014 were derived from sales to companies in the oil and gas industry. As a result, our operations are materially dependent on the levels of activity in oil and gas exploration, development and production. More specifically, the demand for the proppants we produce is closely related to the number of oil and gas wells completed in geological formations where sand-based proppants are used in fracturing activities. These activity levels are affected by both short- and long-term trends in oil and gas prices, among other factors.

In recent years, oil and gas prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”), have contributed, and are likely to continue to contribute, to price and volume volatility. For example, beginning in September 2014 and continuing through the first quarter of 2015, increasing global supply of oil, in conjunction with weakened demand from slowing economic growth in the Eurozone and China and increased fuel-efficiency, has created downward pressure on crude oil prices. Furthermore, the availability of key resources that impact drilling activity has experienced significant fluctuations and could impact product demand.

A prolonged reduction in oil and gas prices would generally depress the level of oil and gas exploration, development, production and well completion activity and may result in a corresponding decline in the demand for the proppants we produce. Such a decline would likely have a material adverse effect on our business, results of operations and financial condition. The commercial development of economically viable alternative energy sources could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development, including the repeal of the percentage depletion allowance for oil and gas properties, may be eliminated as a result of proposed legislation. Any future decreases in the rate at which oil and gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business, even in a stronger oil natural gas price environment.

Increasing logistics costs, a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand could have a material adverse effect on our business.

Transportation and handling costs are a significant component of the total delivered cost of our products. In many instances, transportation costs can represent 70 to 80% of the delivered cost of frac sand. The high relative cost of transportation could favor suppliers located in close proximity to the customer. In addition, as we continue to expand our sand-based proppant production, we will need increased investment in transportation infrastructure, including terminals and railcars. We contract with truck, rail, ship and barge services to move sand-based proppants from our production facilities to distribution terminals. Labor disputes, derailments, adverse weather conditions or other environmental events, increased railcar congestion and other changes to rail freight systems could interrupt or limit available transportation services or result in a significant increase in transportation service rates. Increased costs resulting from these types of events that we are not able to pass on to our customers could impair our ability to deliver our products economically to our customers or to expand our markets. Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected. Further, declining volumes could result in railcar over-capacity, which would lead to railcar storage fees while, at the same time, we would continue to incur lease costs for those railcars in storage.

A portion of our distribution infrastructure is located in or near oil and gas producing areas. A shift in demand away from areas where we have significant distribution infrastructure or relocation of our customers’ businesses to areas farther from our plants or distribution infrastructure could have a material adverse effect on our business, financial condition and results of operations.

Our operations are dependent on timely securing and maintaining various permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Furthermore, state and local governments could impose a moratorium on mining operations in certain areas. Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, including air permits for our resin-coated manufacturing, and water rights or approvals, which we may not receive in a timely manner or at all. In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract, the mineral reserves to which we have mining rights.

We may be adversely affected by decreased or shifted demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand and resin-coated sand are proppants used in the completion and re-completion of oil and gas wells through the process of hydraulic fracturing. A significant shift in demand from sand-based proppants to other proppants, or a shift in demand from higher-margin sand-based proppants to lower-margin sand-based proppants, could have a material adverse effect on our business, financial condition and results of operations. The development and use of new technology for effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the sand-based proppants we produce and could have a material adverse effect on our business, financial condition and results of operations.

Our proppant sales are subject to fluctuations in market pricing.

Substantially all of our supply agreements involving the sale of sand-based proppants have market-based pricing mechanisms. Accordingly, in periods with decreasing prices, our results of operations may be lower than if our agreements had fixed prices. In periods with increasing prices, our agreements permit us to increase prices; however, our customers may elect to cease purchasing our sand-based proppants if they do not agree with our price increases or are able to find alternative, cheaper sources of supply. Furthermore, certain of our supply agreements contain most favored nation clauses that may prevent us from fully capturing current market prices in an increasing price environment. These pricing provisions may result in significant variability in our results of operations and cash flows from period to period.

Changes in supply and demand dynamics could also impact market pricing for proppants. A number of existing frac sand providers and new market entrants have recently announced reserve acquisitions, processing capacity expansions and greenfield projects. In periods where sources of supply of raw frac sand exceed market demand, market prices for frac sand may decline and our results of operations and cash flows may decline or be volatile or otherwise be adversely affected.

We may not be able to complete greenfield development or expansion projects or, if we do, we may not realize the expected benefits.

Any greenfield development or expansion project requires us to raise substantial capital and obtain numerous state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could prevent us from pursuing the development or expansion project. In addition, if the demand for our products declines during the period we experience delays in raising capital or completing the permitting process, we may not realize the expected benefits from our greenfield facility or expansion project. Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect. The inability to complete greenfield development or expansion projects or to complete them on a timely basis and in turn grow our business could adversely affect our business and results of operations.

We rely upon trade secrets, contractual restrictions and patents to protect our proprietary rights. Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property. Because of the technical nature of our business, we rely on patents, trade secrets, trademarks and contractual restrictions to protect our intellectual property rights, particularly with respect to our resin-coated products. The measures we take to protect our trade secrets and other intellectual property rights may be insufficient. Failure to protect, monitor and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses. It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies. In such case, our trade secrets would not prevent third parties from competing with us. As a result, our results of operations may be adversely affected. Furthermore, third parties or our employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations. Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

In addition, third parties may claim that our products infringe or otherwise violate their patents or other proprietary rights and seek corresponding damages or injunctive relief. Defending ourselves against such claims, with or without merit, could be time-consuming and result in costly litigation. An adverse outcome in any such litigation could subject us to significant liability to third parties (potentially including treble damages) or temporary or permanent injunctions prohibiting the manufacture or sale of our products, the use of our technologies or the conduct of our business. Any adverse outcome could also require us to seek licenses from third parties (which may not be available on acceptable terms, or at all) or to make substantial one-time or ongoing royalty payments. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation. In addition, we may not have insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

The development and marketing of Propel SSP may prove to be unsuccessful.

In April 2013, we acquired intellectual property rights to self-suspending proppant technology which led to the development of Propel SSP. We are currently conducting field trials on Propel SSP and are attempting to secure a patent for this technology. The technology supporting Propel SSP is still unproven. Although the results of initial field trials have been encouraging, additional testing ultimately may demonstrate that the product is ineffective or not commercially viable. A failure to successfully develop Propel SSP for commercial application would result in a significant unrecouped investment and the failure to realize certain anticipated benefits from this product launch, each of which could have a material adverse effect on our business, financial condition and results of operations. For more information on Propel SSP, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of sand-based proppants.

We operate in a highly competitive market that is characterized by several large, national producers and a larger number of small, regional or local producers. Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering and technical support. In the proppant business, we compete with producers such as Badger Mining Corporation, CARBO Ceramics Inc., Emerge Energy Services LP, Hi-Crush Partners, LP, Momentive Performance Materials Inc., Preferred Sands LLC, Unimin Corporation and U.S. Silica Holdings, Inc. Certain of our large competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.

We also compete with smaller, regional or local producers. In recent years there has been an increase in the number of small producers servicing the sand-based proppants market which could result in increased competition and pricing pressure in certain market conditions. In addition, oil and gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own sand reserves, expand their existing sand-based proppant production capacity or otherwise fulfill their own proppant requirements and existing or new sand-based proppant producers could add to or expand their sand-based proppants production capacity, which could increase competition in the proppant industry. We may not be able to compete successfully against either our larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition and results of operations.

A large portion of our sales is generated by a limited number of customers, and the loss of, or a significant reduction in purchases by, our largest customers could adversely affect our operations.

For the year ended December 31, 2014 and 2013, our top two proppant customers, Halliburton and FTSI, collectively accounted for approximately 36% and 30% of our sales, respectively. These customers may not continue to purchase the same levels of our sand-based proppants in the future due to a variety of reasons. Over the course of our relationships, we have sold proppant to Halliburton and FTSI on a purchase order basis and pursuant to supply agreements. We currently have supply agreements with both customers that contain customary termination provisions for bankruptcy related events and uncured breaches of the applicable agreement. The Halliburton supply agreement may also be terminated for unresolved pricing disputes. If any of our major customers substantially reduces or altogether ceases purchasing our sand-based proppants and we are not able to generate replacement sales of sand-based proppants into the market, our business, financial condition and results of operations could be adversely affected for a short-term period until such time as we generate replacement sales in the market.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the global oilfield services industry which, as described above, is subject to volatility and therefore credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the production could have a material adverse effect on our business, financial condition and results of operations.

The demand for industrial and recreational sand fluctuates, which could adversely affect our results of operations.

A portion of our sales are to customers in industries that have historically been cyclical, such as glassmaking, building products and foundry. During periods of economic slowdown, our customers often reduce their production rates and also reduce capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties.

Demand in many of the end markets for industrial and recreational sand is driven by the construction and automotive industries. For example, the flat glass market depends on the automotive and commercial and residential construction and remodeling markets. The market for industrial sand used to manufacture building products is driven primarily by demand in the construction markets. The demand for foundry silica substantially depends on the rate of automobile, light truck and heavy equipment production. Other factors influencing the demand for industrial and recreational sand include (i) the substitution of plastic or other materials for glass, (ii) competition from offshore producers of glass products, (iii) changes in demand for our products due to technological innovations and (iv) prices, availability and other factors relating to our products.

We cannot predict or control the factors that affect demand for our products. Negative developments in the above factors, among others, could cause the demand for industrial and recreational sand to decline, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.

Our mining, processing and production facilities are subject to risks normally encountered in the proppant and industrial and recreational sand industries. These risks include:

•	changes in the price and availability of transportation;

•	changes in the price and availability of natural gas or electricity;

•	unusual or unexpected geological formations or pressures;

•	cave-ins, pit wall failures or rock falls, particularly in underground mines;

•	unanticipated ground, grade or water conditions;

•	extreme seasonal weather conditions;

•	hazardous or catastrophic weather conditions or events, including flooding, tornadoes and hurricanes, and the physical impacts of climate change;

•	environmental hazards;

•	industrial accidents;

•	changes in laws and regulations (or the interpretation thereof) or increased public scrutiny related to the mining and the drilling and well completion industries, silica dust exposure or the environment;

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting and mining operations, including potential moratoriums on mining as result of local activism or complaints;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	labor disputes;

•	cybersecurity breaches;

•	late delivery of supplies;

•	fires, explosions or other accidents; and

•	facility shutdowns in response to environmental regulatory actions.

Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on us.

Not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss and any such loss may have a material adverse effect on us.

A significant portion of our sales is generated at our Wedron Silica facility. Any adverse developments at this plant could have a material adverse effect on our business, financial condition and results of operations.

For the year ended December 31, 2014, approximately 45% of our total volumes were produced at our Wedron Silica Facility and this percentage may increase in the future. As of February 2015, this facility accounts for approximately 37% of our annual sand processing capacity and approximately 21% of our annual coating capacity. A casualty event or other adverse event affecting the production at this plant, including adverse developments due to catastrophic events or weather (including floods), adverse government regulatory impacts, private actions by residents of Wedron or surrounding communities, decreased demand for the products this plant produces, adverse developments affecting this plant’s customers or transportation-related constraints, could have a material adverse effect on our business, financial condition and results of operations.

The manufacture of resin-coated proppants is an important process for us and is dependent on the availability of raw materials.

If we are unable to secure adequate, cost effective supply commitments for the raw materials associated with resin-coated proppants our ability to sell this product to the marketplace at profitable margins may be adversely impacted. Decreased sales of resin-coated proppants or the inability to control the costs associated with manufacturing and distribution of these products could have a material adverse effect on our business, financial condition and results from operations.

Diminished access to water may adversely affect our operations or the operations of our customers.

The mining and processing activities in which we engage at a number of our facilities require significant amounts of water, and some of our facilities are located in areas that are water-constrained. Additionally, the development of oil and gas properties through fracture stimulation likewise requires significant water use. We have obtained water rights that we currently use to service the activities on our various properties, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future. However, the amount of water that we and our customers are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights. These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented. Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations.

Title to our mineral properties and water rights, and royalties related to our production of sand may be disputed.

Title to, and the area of, mineral properties and water rights, and royalties related to our production of sand, may be disputed. A successful claim that we lack appropriate mineral and water rights on one or more of our properties could cause us to lose any rights to explore, develop and operate mines on that property. Any decrease or disruption in our mineral rights may adversely affect our operations. In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend the access or easement, and any such action could be materially adverse to our results of operations or financial condition.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.

Our business strategy includes supplementing internal growth by pursuing acquisitions. Any acquisition may involve potential risks, including, among other things:

•	the validity of our assumptions about mineral reserves and future production, sales, capital expenditures, operating expenses and costs, including synergies;

•	an inability to successfully integrate the businesses we acquire;

•	the use of a significant portion of our available cash or borrowing capacity to finance acquisitions and the subsequent decrease in our liquidity;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	an inability to hire, train or retain qualified personnel both to manage and to operate our growing business and assets;

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;

•	unforeseen difficulties encountered in operating in new geographic areas;

•	customer or key employee losses at the acquired businesses; and

•	the accuracy of data obtained from production reports and engineering studies, geophysical and geological analyses and other information used when deciding to acquire a property, the results of which are often inconclusive and subject to various interpretations.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.

We will be required to make substantial capital expenditures to maintain, develop and increase our asset base. The inability to obtain needed capital or financing on satisfactory terms, or at all, could have a material adverse effect on our growth and profitability.

Although we currently use a significant amount of our cash reserves and cash generated from our operations to fund the maintenance and development of our existing mineral reserves and production capacity and our acquisitions of new mineral reserves and production capacity, we may depend on the availability of credit to fund future capital expenditures and capital leases. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, the covenants contained in our existing credit facility, term loans or future debt agreements, adverse market conditions or other contingencies and uncertainties that are beyond our control. Our failure to obtain the funds necessary to maintain, develop and increase our asset base, including our substantial railcar fleet, could adversely impact our growth and profitability.

Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. In addition, the issuance of additional common stock in an equity offering may result in significant stockholder dilution.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position.

Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, or refinance that indebtedness on favorable terms. As of December 31, 2014, we had approximately $1.25 billion of outstanding long-term debt (including the current portion of long-term debt). Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

Our revolving credit facility and term loans contain financial covenants and substantial restrictions that may restrict our business and financing activities.

Our revolving credit facility and term loans contain, and any future financing agreements that we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our debt agreements, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our debt agreements are secured by substantially all of our assets, and if we are unable to repay our indebtedness under these agreements, the lenders could seek to foreclose on our assets.

We may incur substantial debt in the future to enable us to maintain or increase our production levels and to otherwise pursue our business plan. This debt may impair our ability to operate our business.

Our business plan requires a significant amount of capital expenditures to maintain and grow our production capacity. If prices for the products we produce were to decline for an extended period of time, if the costs of our acquisition and development opportunities were to increase substantially or if other events were to occur which reduced our sales or increased our costs, we may be required to borrow in the future to enable us to finance the expenditures necessary to replace the reserves we extract. The cost of the borrowings and our obligations to repay the borrowings could have important consequences to us, because:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;

•	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level will make us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our indebtedness will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures; selling assets; restructuring or refinancing our indebtedness; or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

Inaccuracies in our estimates of mineral reserves could result in lower than expected sales and higher than expected costs.

We base our mineral reserve estimates on engineering, economic and geological data assembled and analyzed by our engineers and geologists, which are reviewed by outside firms. However, sand reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of mineral reserves and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable mineral reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;

•	assumptions concerning future prices of sand-based products, operating costs, mining technology improvements, development costs and reclamation costs; and

•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

Any inaccuracy in our estimates related to our mineral reserves could result in lower than expected sales and higher than expected costs.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations may be adversely affected.

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but our studies and assumptions do not always prove to be accurate. If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at any of our other mines, which may not be possible. The closure of an open pit mine also involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases. We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property. If we were to reduce the estimated life of any of our mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan. The plan addresses matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use. We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan. The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels. If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible were later determined to be insufficient, our business, results of operations and financial condition would be adversely affected.

A shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect our results of operations.

Efficient mining using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple mining tasks, including processing of mined minerals. If the shortage of experienced labor continues or worsens or if we are unable to train the necessary number of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

As a result of current market conditions and the high demand for skilled labor in certain regions in which we operate, we are experiencing a record level of labor costs, and we expect the cost of labor to increase in the future. The continued increase in labor costs could adversely affect our profitability.

Our production process consumes large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other significant raw material costs could have a material adverse effect on our business, financial condition or results of operations.

Natural gas is the primary fuel source used for drying sand in the production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties. The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Furthermore, utility companies could enforce natural gas curtailments which affect our operations. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part. In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2014, the monthly closing price of natural gas on the New York Mercantile Exchange ranged from a high of $5.56 per million British Thermal Units (“BTUs”) to a low of $3.73 per million BTUs.

Phenol is the primary component of the resins we buy, and our resin supply agreements contain market based pricing provisions based on the cost of phenol. As a result, we are exposed to fluctuations in the prices for phenol.

We have occasionally hedged natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures. Furthermore, a significant increase in the price of phenol or of energy that is not recovered through an increase in the price of our products or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition and results of operations.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

We depend to a large extent on the services of our senior management team and other key personnel. Members of our senior management and other key employees have extensive experience and expertise in evaluating and analyzing industrial mineral properties, maximizing production from such properties, marketing industrial mineral production and developing and executing financing and hedging strategies. Competition for management and key personnel is intense, and the pool of qualified candidates is limited. Further, we have not entered into employment agreements with any of our named executive officers. The loss of any of these individuals or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel. In addition, due to the broad base of shares and options owned by our current employee base, a significant amount of readily accessible wealth and liquidity was generated as a result of our 2014 Initial Public Offering. If any of our executives or other key employees were to retire as a result of this wealth creation, join a competitor or form a competing company, we could lose customers, suppliers, know-how and key personnel. We do not maintain key-man life insurance with respect to any of our employees. Our success is dependent on our ability to continue to attract, employ and retain highly skilled personnel.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2014, various labor unions represented 12% of our domestic employees. If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees. An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition and results of operations.

Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

The inhalation of respirable crystalline silica can lead to the lung disease silicosis. There is disputed evidence of an association between respirable silica exposure and lung cancer as well as a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the silica industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of our silica products. The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the silica industry.

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of March 12, 2015, we were subject to approximately 8 active silica exposure claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi, Kentucky and Illinois, although cases have been brought in many other jurisdictions over the years. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. If our insurance coverage or indemnities prove to be insufficient or unavailable, it could have a material adverse effect on our business, financial condition and results of operation.

Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business, financial condition and operations.

The performance, quality and safety of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to the quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition, results of operations and reputation.

Seasonal factors may impact our ability to process sand and our customers’ demand for our products.

Because raw sand cannot be wet-processed during extremely cold temperatures, frac sand is typically washed only eight months out of the year at our surface mines in Wisconsin and our Minnesota and Ohio operations. Our inability to mine and process frac sand year round in these surface mines results in a seasonal build-up of inventory as we excavate excess sand to build a stockpile that will feed our drying facilities during the winter months. Unexpected winter weather conditions may result in our having an insufficient sand stockpile to supply feedstock for our drying plants for the winter months and result in our being unable to satisfy customer requirements during these periods. As a result of these seasonal supply impacts, the cash flows of our North American operations can fluctuate if plant operations must remain shut down due to harsh winter weather conditions.

In addition to supply considerations, severe weather conditions may curtail our customers’ drilling activities and impair rail shipment and transportation services and, as a result, our sales volumes to customers may similarly be adversely affected. Unexpected winter weather conditions may compound these seasonal impacts, and could result in a material adverse effect on our business, financial condition and results of operation.

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.

Our international operations expose us to risks inherent in doing business abroad.

We conduct business in many parts of the world, including Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners, and supervise, train and retain competent employees. We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of a violation of the FCPA by us or any of our employees.

In addition, our international operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

•	global economic conditions;

•	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;

•	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;

•	civil unrest;

•	acts of terrorism;

•	fluctuations and changes in currency exchange rates;

•	the impact of inflation; and

•	difficulty in repatriating foreign currency received in excess of the local currency requirements.

Significant impairment losses related to goodwill and intangibles could have a material adverse effect on our business, financial condition and results of operation.

We made no acquisitions in 2014. We recorded approximately $161 million of goodwill and intangibles in connection with our acquisition activity in 2013. We assess the impairment of goodwill and intangibles at least annually and also whenever events or changes in circumstances indicate that goodwill may be impaired. Any significant impairment of the goodwill or intangibles from these acquisitions could have a material adverse effect on our business, financial condition and results of operations.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States or other countries in which we operate could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Risks Related to Environmental, Mining and Other Regulation

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could cause a decline in the demand for our sand-based proppants and negatively impact our business, financial condition and results of operations.

We supply proppants to oilfield service companies. Hydraulic fracturing is a widely used industry production technique that is used to recover natural gas and/or oil from dense subsurface rock formations. The process involves the injection of water, sand and chemicals, under pressure, into the formation to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial in some areas and is undergoing increased scrutiny. Several federal agencies, regulatory authorities, and legislative entities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary. The U.S. Environmental Protection Agency (“EPA”) has asserted limited federal regulatory authority over hydraulic fracturing and has indicated it may seek to further expand its regulation of hydraulic fracturing. The Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. For example, many states—including the major oil and gas producing states of North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, and West Virginia—have imposed disclosure requirements on hydraulic fracturing well owners and operators. Some local governments have adopted and others may seek to adopt ordinances prohibiting or regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities within their jurisdictions.

Although we do not conduct hydraulic fracturing, the adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our sand-based proppants. In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices, including nuisance lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly or result in substantial legal liability or significant reputational harm. We could be directly affected by adverse litigation involving us, or indirectly affected if the cost of compliance limits the ability of our customers to operate. Such costs and scrutiny could directly or indirectly, through reduced demand for our sand-based proppants, have a material adverse effect on our business, financial condition and results of operations.

We and our customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of federal, state and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability under CERCLA, or similar state and local laws, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties. Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct our operations in compliance with environmental laws could expose us to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair our ability to conduct our operations. In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract our mineral reserves or could require us to acquire costly equipment or to incur other significant expenses in connection with our business. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Any failure by us to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•	issuance of administrative, civil and criminal penalties;

•	denial, modification or revocation of permits or other authorizations;

•	imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and

•	requirements to perform site investigatory, remedial or other corrective actions.

Moreover, environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. For example, greenhouse gas emission regulation is becoming more rigorous. We expect to be required to report annual greenhouse gas emissions from our operations to the EPA, and additional greenhouse gas emission related requirements at the supranational, federal, state, regional and local levels are in various stages of development. The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions. In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject greenhouse gas emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act. Any such regulations could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of greenhouse gas emissions, including, for example, through a cap-and trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand.

In addition to environmental regulation, we are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration and the U.S. Occupational Safety and Health Administration, (OSHA), may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. For instance, in August 2013, OSHA proposed regulations that would reduce permissible exposure limits to 50 micrograms of respirable crystalline silica per cubic meter of air, averaged over an 8-hour day. Both the North American Industrial Mining Association and the National Industrial Sand Association, both of which we are a member, track silicosis related issues and aim to work with government policymakers in crafting such regulations.

We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down some or all of our plants. Additionally, our customers may not be able to comply with any new laws and regulations, and any new laws and regulations could have a material adverse effect on our customers by requiring them to shut down old plants or to relocate plants to locations with less stringent regulations farther away from our facilities. We cannot at this time reasonably estimate our costs of compliance or the timing of any costs associated with any new laws and regulations, or any material adverse effect that any new standards will have on our customers and, consequently, on our operations.

We are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of our operations.

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on our business, financial condition and results of operation or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed. Our future success depends, among other things, on the quantity of our mineral reserves and our ability to extract these reserves profitably, and our customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities, individually or in the aggregate, may have on the environment. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site. Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition, including nuisance lawsuits, and other factors beyond our control. The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site. New legal requirements, including those related to the protection of the environment, or the identification of certain species as “threatened” or “endangered” could be adopted that could materially adversely affect our mining operations (including our ability to extract mineral reserves), our cost structure or our customers’ ability to use our sand-based proppants. Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined. We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations. The inability to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the lack of availability, higher expense or unreasonable terms of such financial assurances;

•	the ability of current and future financial assurance counterparties to increase required collateral; and

•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The concentration of our capital stock ownership among our largest stockholders and their affiliates will limit your ability to influence corporate matters.

The AS Group indirectly owns approximately 44.2% of our outstanding common stock, and management and other employees own a substantial portion of the remainder of our stock. As a result, the portion of our stock held by the investing public taken as a whole is approximately 16% as of March 17, 2015. Consequently, the AS Group and our management and employees will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and American Securities and its affiliates, including its portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. American Securities is a private equity firm in the business of making investments in entities in a variety of industries. As a result, American Securities’ existing and future portfolio companies which it controls may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor.

We have also renounced our interest in certain business opportunities. See “—Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.”

Our stock price could be volatile, and you may not be able to resell shares of your common stock at or above the price you paid.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price at which you purchased the stock. As a result, you may suffer a loss on your investment. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;

•	quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, net income and net income per share;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors;

•	our failure to meet revenue or earnings estimates by research analysts or other investors;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	speculation in the press or investment community;

•	the failure of research analysts to cover our common stock;

•	sales of our common stock by us, the selling stockholders or other stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions, including fluctuations in commodity prices, sand-based proppants or industrial and recreational sand-based products;

•	domestic and international economic, legal and regulatory factors unrelated to our performance; and

•	the realization of any risks described under this “Risk Factors” section.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and American Securities. Under these provisions, neither American Securities, its affiliates and subsidiaries, nor any of their officers, directors, agents, stockholders, members or partners will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate, other than opportunities related to hydraulic fracturing proppants. For instance, a director of our company who also serves as a director, officer or employee of American Securities or any of its subsidiaries or affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if attractive corporate opportunities are allocated by American Securities to itself or its subsidiaries or affiliates instead of to us.

Our amended and restated certificate of incorporation and amended and restated bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	a classified board of directors;

•	limitations on the removal of directors;

•	limitations on the ability of our stockholders to call special meetings;

•	advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws;

•	establishing advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	giving the Board of Directors the power to authorize the issuance of one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions; and

•	providing that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain stockholder actions involving the Company.

We currently do not intend to pay dividends on our common stock, and our debt agreements place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. Additionally, our existing revolving credit facility and our term loan both place certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 17, 2015, we had 160,929,766 shares of common stock outstanding. A substantial number of these shares of common stock are freely tradable without restriction under the Securities Act. However, any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, will be considered restricted or control shares under the Securities Act. Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of these shares are sold on the open market, the price of our common stock could decline.

In the future, we may also issue securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our operating results do not meet their expectations, our stock price could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our Reserves

We control one of the largest bases of silica sand reserves in the United States. From our reserves, we are able to produce a large selection of high-purity silica sand, lake sand, resin-coated sand, silica gravel and other specialty sands. According to the Securities and Exchange Commission (SEC) Industry Guide 7, reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are categorized into proven (measured) reserves and probable (indicated) reserves. In accordance with SEC Industry Guide 7, our reserves are categorized as proven or probable.

We estimate that the company has approximately 807.6 million tons of proven recoverable mineral reserves as of December 31, 2014. Additional probable but not proven reserves are considered immaterial. Mineral reserve estimated quantities and characteristics at our properties are overseen by our internal geologists and engineers and validated by third party consulting company, GZA GeoEnvironmental Inc.

Summary of Reserves

The following table provides information on each of our sand mining facilities. Included is the location and area of the facility; the type, amount and ownership status of its reserves and whether or not they meet API standards; and the primary end markets that it serves.

Active Mines	Acres Owned /Leased*		Meets API RC 19C [1]	Proven Reserves In-Situ (Thousand Tons)	Estimated Recovery Percentages [4]	Primary End Markets Served
API White

Wedron, IL [2]	1,922	O	API White	246,328	80%	proppant, glass, foundry, specialty products
	0	L

Maiden Rock, WI	987	O	API White	27,328	70%	proppant, glass, foundry
	576	OM
	377	L

Menomonie, WI	2	O	API White	24,647	75%	proppant, glass, foundry, specialty products
	366	L

Bay City, WI	40	O	API White	19,732	70%	proppant, glass, foundry
	322	OM
	1,131	L

Shakopee, MN	93	O	API White	14,634	80%	proppant, glass, foundry, specialty products
	115	L

Brewer, MO	353	O	API White	32,657	80%	proppant, glass, foundry
	0	L

API Brown

Voca, TX	1,962	O	API Brown	194,176	50%	proppant, glass, foundry
	0	L

Non-API

Chardon, OH [3]	622 0	O L	Non-API	16,248	80%	glass, turf, landscaping, construction, filler & extender, foundry, industrial, proppant, filtration

Beaver OH	91	O	Non-API	12,645	75%	turf, landscaping, and industrial
	216	L

Harrietta, MI	255	O	Non-API	11,087	75%	foundry, construction
	86	L

Development Stage

Katemcy, TX	848	O	API Brown	113,278	50%	potential to serve proppant, glass, foundry
	0	L

Diamond Bluff, WI	10	O	API White	44,539	70%	potential to serve proppant, glass, foundry
	2,674	L

Arcadia, WI	438	O	API White	43,770	85%	potential to serve proppant, glass, foundry
	0	L

Inactive

Grand Haven, MI	134	O	Non-API	6,555	85%	N/A
	0	L

Total				807,624

*	OM = Owned Mineral Acreage
*	O = Owned Acreage
*	L = Leased Acreage
[1]	API RC 19C Recommended Practice for Measurement of Proppants Used in Hydraulic Fracturing and Gravel-packing Operations, First Edition (ISO 13503-2:2006, Identical).
[2]	Wedron estimate includes 20,967,261 tons not permitted.
[3]	Chardon estimate includes 3,151,349 tons not permitted.
[4]	Estimated recovery percentages represent yield after mining recovery and processing recoveries. Data for inactive or developing mines are based on historical data or estimates.

Descriptions of Sand Facilities

As of December 31, 2014, we had ten active sand mining and processing operations facilities located in Illinois, Wisconsin, Minnesota, Texas, Ohio and Michigan. This includes our facility in Brewer, MO that was idled at the time of acquisition in 2013 but was recently restarted in late 2014 based on market demand. We also have a processing facility located in Ontario, Canada that does not have any sand reserves but has an annual processing capacity of approximately 336,000 tons per year. In February 2015, we idled a processing facility located in Wisconsin with an annual production capacity of approximately 300,000 tons that did not have any sand reserves. We have an inactive mine in Michigan and have one undeveloped mine in Texas and two undeveloped mines in Wisconsin.

The mineral rights and access to mineral reserves for the majority of our facilities are secured through land that is owned in fee. There are no underlying agreements and/or royalties associated with these properties. Where there are agreements and/or royalties associated related to our properties, we have provided more information in the facility descriptions below. We are required to pay production royalties on a per ton basis pursuant to our mineral reserve leases.

API White

Wedron, Illinois. Our Wedron, IL facility is located in Wedron, LaSalle County, IL and consists of owned real property. The facility, which is approximately 6 miles northeast of Ottawa, Illinois, is accessible via County Highway 21 off of State Highway 71 and State Highway 23. The site utilizes natural gas and electricity to process sand. Mining methods include mechanical removal of glacial overburden followed by drilling, blasting and hydraulic mining. Hydraulically mined sand is pumped to the wash plant to be hydraulically sized and sent to the dry plant where it is dried and screened.

Our Wedron facility was originally opened in 1890 by the Garden City Sand Co and was sold in 1894 to the Wedron White Sand Co. which became Wedron Silica Co. in 1916. Martin Marietta acquired the company in 1979. In 1984 Best Sand and the Wedron management group purchased the operation. Our company was formed from the merger of Wedron Silica and Best Sand in 1986. The washing and drying operations at our Wedron facility were upgraded in 2012 and 2013 in conjunction with significant capacity and reserve base increases. Processed sand is shipped from the facility via truck or rail on the Burlington Northern Santa Fe (“BNSF”) and CSX Railroads via the Illinois Railnet. Our Wedron facility utilizes approximately 15,000 linear feet of rail, enlarged in 2013, to accommodate unit trains. A portion of the sand is transferred by conveyor or trucked from our Wedron facility and is resin-coated at our Technisand Wedron, Troy Grove and/or Cutler, Illinois resin coating facilities. The reserve base was increased by 21 million tons in 2014. The total net book value of the Wedron facility’s real property and fixed assets as of December 31, 2014 was $78.5 million.

The sand reserve mined from the open-pit mine at the Wedron facility is the St. Peter Sandstone formation. The Wedron facility produces high purity, round grain silica sand that meets the API requirements for proppant application. The Wedron facility production capacity is approximately 5.0 million tons per year. The surface deposit at the Wedron facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are iron and grain size. Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite. Maximum average full face iron content is 0.020%. The deposit tends to exhibit a coarser grain size distribution in the top half of the deposit.

Maiden Rock, Wisconsin. Our Maiden Rock, WI facility is located in Maiden Rock, Pierce County, WI and consists of owned and leased real property. The mineral reserves at the Maiden Rock facility are secured under mineral leases that, with the exercise of renewal options, expire between 2021 and 2046. The facility is within the Village and Town of Maiden Rock along State Highway 35. The Maiden Rock facility utilizes natural gas and electricity to process sand. This is an underground mine and mining methods include drilling and blasting. The reserves are located at a depth of 230 feet. The sand is removed from the face of the tunnels with a front end loader and deposited into a container where it is combined with water to form a slurry. The slurry is pumped to the surface wash plant to be hydraulically sized and sent to the dry plant where it is dried and screened.

The Maiden Rock facility was originally developed in the 1920s. We acquired a 50% equity interest in the facility from Wisconsin Industrial Sand in 1997, and acquired the remaining equity interest in 1999. The washing and drying operations at the Maiden Rock facility were upgraded in 2012 in conjunction with a significant capacity increase. Processed sand is shipped from the Maiden Rock facility via truck or rail on the BNSF Railroad. The Maiden Rock facility utilizes a new rail loadout facility and approximately 5,000 linear feet of rail constructed in 2012. The total net book value of the Maiden Rock facility’s real property and fixed assets as of December 31, 2014 was $40.9 million.

The sand reserve mined from the underground mine at the Maiden Rock facility is the Jordan Sandstone formation. The Maiden Rock facility produces high purity, round grain silica that meets API requirements for proppant application. The mining capacity is approximately 1.3 million tons per year.

The underground deposit at this facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity, acid solubility, and grain size. The deposit tends to exhibit a coarser grain size distribution near the top of the deposit. Grain size distribution is maintained through control of mine horizon. Turbidity and acid solubility are controlled though the use of hydrosizers during wet processing.

Menomonie, Wisconsin. Our Menomonie, WI facility is located in Menomonie, Dunn County, WI and consists of owned and leased real property. The mineral reserves at our Menomonie facility are secured under mineral subleases that expire in 2044. We constructed the Menomonie facility in 2007 approximately 2 miles east of Menomonie and it is accessible via US Highway 12 / State Highway 16. The Menomonie facility utilizes natural gas and electricity to process sand. Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining. Mined sand is processed and shipped by truck or rail. A remote transload facility adjacent to the Union Pacific (UP) Railroad is located approximately one mile north of the site. The total net book value of the Menomonie facility’s real property and fixed assets as of December 31, 2014 was $11.8 million.

The sand reserve mined from the open-pit at the Menomonie facility is the Wonewoc Sandstone formation. The Menomonie facility produces high purity, round grain silica sand that meets the API requirements for proppant application. The mining capacity is approximately 750,000 tons per year. The surface deposit at the Menomonie facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity, iron, and grain size. Maximum average full face iron content is 0.080%. The deposit tends to exhibit a coarser grain size distribution in top half of deposit. Turbidity is controlled though the use of attrition scrubbers during wet processing. Iron is controlled during processing through the use of magnetic separators.

Bay City, Wisconsin. Our Bay City, WI facility is located in Isabelle and Hartland Township, Pierce County, WI and consists of owned and leased real property. The mineral reserves at the Bay City facility are secured under mineral leases that, with the exercise of renewal terms, expire between 2045 and 2106. The Bay City facility was opened in 1919 and operated continuously until 1989. We acquired the mine through the acquisition of Wisconsin Specialty Sand and constructed the associated Hager City processing (drying) plant in 2007. This underground mine is approximately 1.5 miles northeast of Bay City on State Highway 35. The reserves are located at a depth of 230 feet. The mine utilizes electricity to process sand. Mining methods include drilling and blasting.

Mined sand is shipped approximately five miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad. The Hager City plant, constructed by Wisconsin Industrial Sand Company, LLC in 2007, was expanded in 2013 and 2014 with the addition of a new rail yard containing approximately 17,000 linear feet of rail for assembling unit trains. The total net book value of the Bay City facility’s real property and fixed assets as of December 31, 2014 was $12.4 million.

The sand reserve mined from the underground mine at the Bay City facility is the Jordan Sandstone formation. The Bay City facility produces high purity, round grain silica that meets API requirements for proppant application. The mining capacity is approximately 780,000 tons per year. The underground deposit at the Bay City facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity, acid solubility, and grain size. The deposit tends to exhibit a coarser grain size distribution near the top of the deposit. Grain size distributions are maintained through control of mine horizon. Turbidity and acid solubility are controlled though the use of hydrosizers during wet processing.

Shakopee, Minnesota. Our Shakopee, MN facility is located in Shakopee, Scott County, MN and consists of owned and leased real property. The mineral reserves at our mine are secured by fee ownership and a lease agreement that, with the exercise of renewal options, expires in 2030. The facility is approximately four miles south of Shakopee, Minnesota and is accessible via US Highway 169. The Shakopee facility utilizes natural gas and electricity to process sand. Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.

Mining occurred at the Shakopee facility for a short time in the 1980s by others until the property was reclaimed. The mine was permitted by Great Plains Sand in 2012 and acquired by us in 2013, at which time we changed the name to Shakopee Sand LLC. We upgraded the washing and drying operations at the facility following the acquisition. Processed sand is shipped from the Shakopee facility via truck or by rail on the Union Pacific Railroad. The total net book value of the Shakopee facility’s real property and fixed assets as of December 31, 2014 was $24.4 million.

The sand reserve mined from the open-pit mine at the Shakopee facility is the Jordan Sandstone formation. The deposit produces high purity, round grain silica sand which meets API requirements for proppant application. The mining capacity is approximately 720,000 tons per year. This surface deposit at the Shakopee facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity and grain size. The deposit tends to exhibit a coarser grain size distribution in the top half of deposit. Turbidity is controlled through the use of hydrosizers and attrition scrubbers during wet processing. Fine and coarse areas are blended to meet the grain size average.

Brewer, Missouri. Our Brewer, MO mine is located in Brewer, Perry County, MO and consists of owned real property. The facility, approximately one-half mile northwest of Brewer, Missouri, is accessible via State Highway M. We acquired the inactive mine in August 2014. The operation was reactivated and began production in December 2014. Mining methods include the mechanical removal of overburden followed by drilling, blasting and mechanical mining. The total net book value of the facility’s real property and fixed assets as of December 31, 2014 was $16.6 million.

The sand reserve mined from the open-pit mine at the Brewer facility is the St. Peter Sandstone formation. The deposit produces high purity, round grain silica that meets API requirements for proppant application. The mining capacity is approximately 1.0 million tons per year. The surface deposit at the Brewer facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity and grain size. The deposit tends to exhibit a coarser grain size distribution in top half of deposit. Turbidity is controlled through the use of hydrosizers and attrition scrubbers during wet processing.

API Brown

Voca, Texas. Our Voca, TX facility is located in Voca, Mason and McCulloch Counties, Texas and consists of owned real property. The facility, which is approximately 1.5 miles southeast of Voca, is accessible via County Highway 1851, south of State Highway 71. Sand mining and processing operations were developed at the facility during 2008, with the construction of existing plants completed in 2012. We acquired the operations in 2013. The Voca facility utilizes propane and electricity to process sand. Mining methods include the mechanical removal of thin overburden followed by drilling, blasting and mechanical mining. The total net book value of the Voca facility’s real property and fixed assets as of December 31, 2014 was $32.8 million.

The sand reserve mined at our Voca property is the Hickory Sandstone Member of the Riley formation. The Voca facility produces high purity, round grain silica which meets API requirements for proppant application. The mining capacity is approximately 1.5 million tons per year. The surface deposit at the Voca facility is a high purity, round grain sand with a minimum silica content of 98% which meets API requirements for proppant application. The controlling attributes are turbidity and grain size. Turbidity is controlled through the use of hydrosizers and attrition scrubbers during wet processing. Grain size is controlled through the use of hydrosizers and wet screening.

Non-API

Chardon, Ohio. Our Chardon, OH facility is located in Geauga County, Ohio and consists of owned real property. The facility, which is approximately two miles south of Chardon, is accessible via State Route 44. The site utilizes natural gas and electricity to process sand. Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.

The mine was opened in 1938 and acquired by Best Sand in 1978. We acquired the mine as a result of the merger of Wedron Silica and Best Sand in 1986. Upgrades were made to the wash plant in 2009, the fluid bed dryer in 2012 and the rotary dryer circuit in 2012. The reserve base was increased by 950,000 tons in 2014. The total net book value of the Chardon facility’s real property and fixed assets as of December 31, 2014 was $6.6 million.

The sand reserve mined from the open-pit mine at the Chardon facility is the Sharon Conglomerate formation. This plant produces high purity, sub-angular grain silica sand and gravel used for industrial and recreational markets. The mining capacity is approximately 1.1 million tons per year. The surface deposit at the Chardon facility is a high purity, sub-round grain silica sand/gravel. The deposit has a minimum silica content of 99% ideal for glass and foundry applications. The contributing attributes are iron and grain size distribution. The mine’s iron averages 0.084%.

Beaver, Ohio. Our Beaver, OH facility, acquired in 1994 from Schrader Sand and Gravel, is located in Jackson Township, Pike County, Ohio and consists of owned and leased real property. The mineral reserves at this facility are secured under mineral leases that, with the exercise of renewal options, expire in 2024. The facility, which is approximately six miles northeast of Beaver, Ohio, is accessible via County Road 521. The facility utilizes electricity to process sand. Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining. The total net book value of the Beaver facility’s real property and fixed assets as of December 31, 2014 was $0.5 million.

The sand reserve mined from the open-pit mine at the Beaver facility is the Sharon Conglomerate formation. The Beaver facility produces high purity, sub-angular grain silica sand and gravel. The mining capacity is approximately 425,000 tons per year. The surface deposit at the Beaver facility is a high purity, sub-angular grain silica sand/gravel. The deposit has a minimum silica content of 99% and is ideal for turf/landscaping and industrial applications. The controlling attribute is cleanliness. Cleanliness is controlled through wet processing.

Harrietta, Michigan. Our Harrietta, MI facility is located in Slagle Township, Wexford County, MI and consists of owned and leased real property. The facility, which is approximately three miles northeast of Harrietta, Michigan, is accessible via West 28th Road and State Highway 37. The facility utilizes recycled oil and electricity to process sand. Mining methods include mechanical removal of overburden and excavation of sand.

We acquired Wexford Sand from Sargent Sand in 1998. A new screen plant was installed in 2008. The processed sand is shipped from the Harrietta facility by bulk via truck or rail on the Great Lakes Central Railroad. The total net book value of the Harrietta facility’s real property and fixed assets as of December 31, 2014 was $4.4 million.

The sand reserve mined from the open-pit mine at the Harrietta facility is a glacial outwash sand deposit for proppant applications. Glacial outwash is glacial sediments deposited by melting glacial ice at the terminus of a glacier. The mining capacity is approximately 625,000 tons per year. This surface deposit at the Harrietta is sub-round grain sand with minimum silica content of 96% ideal for foundry applications. The controlling attributes are Acid Demand Value (ADV) and grain size distribution.

Development

Katemcy, Texas. Our Katemcy, TX reserves are located in Katemcy, Mason County, TX and consist of owned real property. The mine property was purchased in September 2013 and is accessed via County Road 1222 and State Highway 87. The mine has not yet been developed and the property is currently used as agricultural land. This deposit is capable of producing high purity, round grain silica sand that meets API requirements for proppant application. Plans to develop the mine property are under review. The sand reserve at this proposed open-pit mine is the Hickory Sandstone Member of the Riley formation.

The surface reserve is a high purity, round grain sand with a minimum silica content of 98% which meets API requirements for proppant application. The controlling attributes will be turbidity and grain size.

Diamond Bluff, Wisconsin. Our Diamond Bluff, WI reserves are located in Diamond Bluff and Oak Grove Townships, Pierce County, WI and consist of owned and leased real property. The mineral reserves are secured under mineral leases that expire between 2063 and 2064. The mine access property was purchased in 2014 and is undeveloped. The mine was permitted by the Diamond Bluff Township in 2012 and by the Oak Grove Township in 2014. The facility, which is located approximately one mile northwest of the unincorporated community of Diamond Bluff, is accessible off of 1005th Street via State Highway 35. The proposed underground mine site will be at a depth of 230 feet and will utilize electricity to process sand through drilling, blasting, mechanical and hydraulic mining methods. Mined sand will be shipped approximately eight miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad. The total net book value of the facility’s real property as of December 31, 2014 was included in the net book value of the Bay City facility.

The sand reserve at this proposed underground mine is the Jordan Sandstone formation. This deposit is capable of producing high purity, round grain silica sand which meets API requirements for proppant application. This underground reserve is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity, acid solubility, and grain size. The deposit tends to exhibit a coarser grain size distribution near the top of the deposit.

Arcadia, Wisconsin. Our Arcadia, WI reserves are located in Arcadia, Trempealeau County, WI and consist of owned real property. The mine property, which was purchased in September 2013, is located approximately

1.5 miles northeast of Arcadia and is accessed via State Highway 95. This deposit is capable of producing high purity, round grain silica sand that meets API requirements for proppant application. The mine has not been developed and is utilized as agricultural land. Currently there are no plans to develop the mine property. The sand reserve at this proposed open-pit mine at the facility is the Wonewoc Sandstone formation.

The surface reserve is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application. The controlling attributes are turbidity and grain size. The deposit tends to exhibit a coarser grain size distribution in the top half of deposit. Turbidity will be controlled though the use of attrition scrubbers during wet processing. Fine and coarse areas will be blended to meet the grain size average.

Coating, Resin Manufacturing, Specialty Blending and Research and Development Facilities

We have nine strategically located coating facilities in North America near our mining operations in Wisconsin, Illinois, Michigan, Oklahoma and Texas. We also have two international coating facilities located in Denmark and China.

We have three specialty blending facilities, located in Ohio, Illinois and Texas. These operations make custom blends of aggregates for use in industrial and commercial flooring, polymer cements, grouts and performance mortars. An additional specialty facility, Mineral Visions, located in Illinois, produces specialty colored quartz for use in pools and colored play sand. We have a manufacturing facility in Michigan, Alpha Resins, which produces resins primarily for our own use. We have research and development facilities are also located in Texas and Illinois.

The following map reflects the location of our mining and processing, resin manufacturing, coating, specialty blending and R&D facilities and our administrative offices:

Product Delivery

We have established an oil and gas logistics network that we believe is highly responsive to our customers’ needs. Our terminal network includes 42 oil and gas terminals and 10 industrial and recreational terminals.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. Although the outcomes of these routine claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

Regulation and Legislation

Mining and Workplace Safety

Federal Regulation

The U.S. Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing the commercial silica industry. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards. MSHA works closely with the Industrial Minerals Association, a trade association, in pursuing this mission. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. To date these inspections have not resulted in any citations for material violations of MSHA standards.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. OSHA regulates users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits.

Internal Controls

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training and other components. Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations. For both health and safety issues, extensive training is provided to employees. We have safety committees at our plants made up of salaried and hourly employees. We perform annual internal health and safety audits and conduct semi-annual crisis management drills to test our plants’ abilities to respond to various situations. Health and safety programs are administered by our corporate health and safety department with the assistance of plant Environmental, Health and Safety Coordinators.

Environmental Matters

We and the proppant industry are subject to extensive governmental regulation on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions and environmental contamination and reclamation. A variety of federal, state, and local agencies implement and enforce these regulations.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the United States, including wetlands and streams, in connection with our operations. We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA (or the relevant state environmental agency in states where the permit program has been delegated to the state) for discharges of pollutants into waters of the United States, including discharges of wastewater or storm water runoff associated with construction activities. Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements, such as monitoring and reporting requirements. These regulatory programs may require us to install expensive emissions abatement equipment, modify our operational practices and obtain permits for our existing operations, and before commencing construction on a new or modified source of air emissions, such laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities extended to produce or significantly increase air emissions. In addition, air permits are required for our processing and terminal operations, and our frac sand mining operations that result in the emission of regulated air contaminants. Obtaining air emissions permits has the potential to delay the development or continued performance of our operations. As a result, we may be required to incur increased capital and operating costs because of these regulations. We could be subject to administrative, civil and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the U.S. Clean Air Act and comparable state laws and regulations.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”). In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other regulatory initiatives may be proposed that may be relevant to GHG emissions issues.

Independent of Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA. In 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. For example, in 2009, the EPA issued a final rule requiring the annual reporting of GHG emissions from specified large GHG emission sources. In 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for certain petroleum and natural gas facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule requires reporting of GHG emissions by such regulated facilities to the EPA annually. The EPA also requires certain large stationary sources that are already subject to permitting requirements under the CAA to obtain permits for GHG emissions as well.

Although it is not currently possible to predict how any proposed or future GHG legislation or regulation by Congress, the EPA, the states or multi-state regions will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils and hydraulic fluid. We are subject to regulatory programs pertaining to the storage, use, transportation and disposal of these substances, including Spill Prevention, Control and Countermeasure planning requirements. Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage or injury to property and persons. Additionally, some of our operations are located on properties that historically have been used in ways that resulted in the release of contaminants, including hazardous substances, into the environment, and we could be held liable for the remediation of such historical contamination. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA,” also known as the Superfund law) and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our operations, we generate industrial solid wastes that may be regulated as hazardous wastes. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. The EPA and the individual states, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.

In September 2013, the EPA issued RCRA consent orders to several companies, including us, in connection with historic contamination of residential drinking water wells near our Wedron, Illinois facility. The EPA identified benzene and other volatile organic compounds in some drinking water wells, some (including benzene) in excess of established standards. The consent orders required the companies to analyze soil conditions at their sites to determine whether operations at their sites are potential sources of groundwater contamination. We completed the study for our site, and our consultant submitted a site conditions report to the EPA in August 2014, which report concluded that our current operations at the site are not a source of groundwater impacts in the Wedron community. The report recommended that no further work should be required under the consent order. In March 2015, the EPA issued a letter to us stating that we have completed all work required under the consent decree to the EPA’s satisfaction, and our obligations under the consent decree have now been satisfied. We have also performed environmental investigation activities under oversight of the Illinois Environmental Protection Agency (IEPA) at a removed underground storage tank (UST) system at the Wedron facility south of residential areas of the community. The investigation report, which has been approved by the IEPA, concluded that the petroleum constituents reported in the groundwater in the Wedron community are not related to the former UST system. We have submitted a Corrective Action Plan to the IEPA recommending limited soil removal and implementation of deed restrictions. If the governmental agencies do require us to conduct any additional work or remediation that could increase our costs, and depending on the scope of any such additional work (if any), such costs could be material.

Although we do not directly engage in hydraulic fracturing activities, we supply sand-based proppants to hydraulic fracturing operators in the oil and natural gas industry. Hydraulic fracturing involves the injection of water, sand and chemicals, under pressure, into the formation to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state or local governmental authorities. However, the practice of hydraulic fracturing has become controversial in some areas and is undergoing increased scrutiny. Several federal agencies and regulatory authorities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary. The U.S. Environmental Protection Agency has asserted limited federal regulatory authority over hydraulic fracturing and has indicated it may seek to further expand its regulation of hydraulic fracturing. The Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds. Numerous states have imposed disclosure requirements on hydraulic fracturing well owners and operators. Some local governments have adopted and others may seek to adopt ordinances prohibiting or regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities within their jurisdictions.

The adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our sand-based proppants.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA. Therefore, our projects may require review and evaluation under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historical and archeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a result, a federal agency could decide to deny a permit, or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party may challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act. We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat. Some of our operations are conducted in areas where protected species or their habitats are known to exist. In these areas, we may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and we may be prohibited from conducting operations in certain locations or during certain times, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. Federal agencies also must consider a project’s impacts on historic or archeological resources under the National Historic Preservation Act, and we may be required to conduct archeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation

Because our operations are located in numerous states, we are also subject to a variety of different state and local environmental review and permitting requirements. Some states in which our projects are located or are being developed have state laws similar to NEPA; thus our development of new sites or the expansion of existing sites may be subject to comprehensive state environmental reviews even if it is not subject to NEPA. In some cases, the state environmental review may be more stringent than the federal review. Our operations may require state-law based permits in addition to federal permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations and scenic areas. Some states also have specific permitting and review processes for commercial silica mining operations, and states may impose different or additional monitoring or mitigation requirements than federal agencies. The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building and transportation requirements.

As demand for sand-based proppants in the oil and natural gas industry has driven a significant increase in current and expected future production of silica sand, some local communities have expressed concern regarding silica sand mining operations. These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage and blasting. In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize dust from getting airborne, control the flow of truck traffic, significantly curtail the amount of practicable area for mining activities, require compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities. To date, we have not experienced any material impact to our existing mining operations or planned capacity expansions as a result of these types of concerns. We are not aware of any proposals for significant increased scrutiny on the part of state or local regulators in the jurisdictions in which we operate or community concerns with respect to our operations that would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations going forward.

Planned expansion of our mining and production capacity or construction and operation of related facilities in new communities could be more significantly impacted by increased regulatory activity. Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business. In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

Costs of Compliance

We may incur significant costs and liabilities as a result of environmental, health and safety requirements applicable to our activities. Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory, cleanup and site restoration costs and liens, the denial or revocation of permits or other authorizations and the issuance of injunctions to limit or cease operations. Compliance with these laws and regulations may also increase the cost of the development, construction and operation of our projects and may prevent or delay the commencement or continuance of a given project. In addition, claims for damages to persons or property may result from environmental and other impacts of our activities. In addition, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

The process for performing environmental impact studies and reviews for federal, state and local permits for our operations involves a significant investment of time and monetary resources. We cannot control the permit approval process. We cannot predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition. The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop a project. Significant opposition by neighboring property owners, members of the public or other third parties, as well as any delay in the environmental review and permitting process, could impair or delay our ability to develop or expand a project. Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

We at Fairmount Santrol are committed to Safety and Health. Every day we work together to ensure our family members are safe and healthy at home, at work, and at play.

We, through our Sustainable Development process, are a responsible corporate citizen in protecting our family members and stakeholders from our unique industry hazards. We are committed to:

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

The Fairmount Santrol SHMS establishes the system for promoting a safety culture that encourages incident prevention and continually strives to improve its safety and health performance. The SHMS includes as its’ accouterment all established safety and health specific programs and initiatives for the company’s compliance with all local, state and federal legislation, standards, and regulations and SHMS Policy as they apply to a safe and healthy employee, stakeholder and work environment.

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

Fairmount Santrol is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, traded under the symbol “FMSA,” have been publicly traded since October 3, 2014, when our common stock was listed and began trading on the NYSE. Prior to that date, there was no public market for our common stock.

The following table sets forth, for the reporting period indicated, the high and low market prices per share for our common stock, as reported on the New York Stock Exchange composite tape.

	Sales Price
	High	Low
Fiscal 2014
October 3, 2014 – December 31, 2014	$16.98	$6.43

Holders of Record

On March 17, 2015, there were 160,929,766 shares of our common stock outstanding, which were held by approximately 164 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

FMSA Holdings Inc. Comparative Stock Performance Graph

The information contained in this FMSA Holdings Inc. Comparative Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 3000 Index, the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry index and a composite average of publicly traded proppant peer companies (U.S. Silica Holdings, Inc., Hi-Crush Partners LP, CARBO Ceramics, Inc., and Emerge Energy Services LP) since October 3, 2014, the first day our stock traded on the NYSE.

The graph assumes $100 was invested on October 3, 2014, the first day our stock was traded on the NYSE, in our common stock, the Russell 3000, the Standard and Poor’s Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index and a composite of publicly traded proppant peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers as we believe it is an appropriate benchmark for our line of business/industry.

TOTAL RETURN

	Russell 3000	S&P Oil & Gas Equipment & Services	Proppant Peers	FMSA Holdings Inc.
10/3/2014	100.00	100.00	100.00	100.00

10/31/2014	102.93	97.44	85.36	76.81

11/28/2014	105.42	82.06	62.96	59.75

12/31/2014	105.42	78.93	54.87	43.25

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except sell price and per share amounts)
Statement of Income Data:
Revenue	$1,356,458	$988,386	$885,190	$909,742	$667,089
Income from operations	311,664	227,956	278,426	296,903	173,034
Income before provision for income taxes	248,036	149,876	219,842	217,855	146,602
Net income	170,623	104,657	149,473	146,098	100,494
Net income attributable to FMSA Holdings Inc.	170,450	103,961	148,886	145,183	99,454
Earnings per share:
Basic	$1.08	$0.67	$0.96	$0.95	n/a
Diluted	$1.03	$0.63	$0.91	$0.90	n/a
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$205,276	$174,635	$186,433	$167,861	$75,722
Investing activities	(138,331)	(579,517)	(107,366)	(102,572)	(45,165)
Financing activities	(7,677)	410,515	(119,070)	(49,202)	3,783
Other Financial Data:
Capital expenditures	$143,491	$111,514	$109,016	$77,827	$41,928
EBITDA	368,084	248,877	303,659	303,227	192,820
Adjusted EBITDA	397,291	292,584	318,650	335,110	239,144
Operating Data:
Proppant Solutions:
Total tons sold	7,188	5,117	3,765	3,402	2,609
Revenue	$1,232,232	$856,212	$757,851	$807,848	$580,117
Average selling price (per ton)	$171	$167	$201	$237	$222
Segment contribution margin	430,779	296,320	316,251	339,050	248,187
Industrial & Recreational Products:
Total tons sold	2,426	2,462	2,375	2,296	2,228
Revenue	$124,226	$132,174	$127,339	$101,893	$86,972
Average selling price (per ton)	$51	$54	$53	$44	$39
Segment contribution margin	34,473	34,765	37,837	29,142	20,904
Balance Sheet Data (at period end):
Cash and cash equivalents	$76,923	$17,815	$11,866	$51,765	$38,788
Total assets	1,514,016	1,283,431	679,601	646,176	522,179
Long-term debt (including current portion)	1,252,639	1,262,146	831,195	947,447	709,925
Total liabilities	1,480,542	1,448,789	965,529	1,094,168	857,475
Total equity (deficit)	33,474	(165,358)	(285,928)	(447,992)	(335,296)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our description of the business in Item 1, “Business” in this report, and our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, particularly in the section entitled “Risk Factors.”

Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells. We offer the broadest range of proppants available in the market today, including high quality sand and a variety of resin-coated products. All of our frac sand exceeds API specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational (“I&R”) markets.

As one of the industry leaders, our asset base includes 808 million tons of proven and probable mineral reserves, 11 sand processing facilities with 13.4 million tons of annual sand processing capacity, a resin manufacturing facility and 11 coating facilities with 2.7 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 42 proppant distribution terminals and a fleet of over 9,300 railcars. In the third quarter of 2014, we expanded our unit train capabilities to three production facilities and three in-basin terminals, which we expect will reduce freight costs and improve cycle times for our rail car fleet.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions, and (ii) Industrial & Recreational (I&R) Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America. We believe our two market segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•

Level of drilling activity. The growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations resulted in increases in the number of wells drilled and completed in North America. This increased completion activity contributed to growth in demand for proppants. However, during the fourth quarter of 2014, increasing global supply of oil, in conjunction with slowing growth of global oil demand, created downward pressure on crude oil prices. As a result, various operators have announced cutbacks in drilling and capital programs, resulting in significantly reduced rig counts. North American rig counts have fallen significantly, from September 2014 to March 2015, which will result in reduced drilling activity and negatively impact the demand for proppants in 2015. Further, lower crude oil prices may cause E&P companies to seek ways to reduce operating costs, which may further reduce demand for our value-added products such as resin-coated proppants and increase downward pressure on the sales price of all our oil & gas products. We believe that the completion of wells that have been drilled and increased proppant usage per well will help somewhat offset reduced demand for proppants from lower drilling activity in 2015. It is unclear when global oil prices will begin to recover, leading to increased drilling activity and demand for proppants, but we believe that North American drilling activity and demand for proppants will grow over the long term.

•	Evolving completion techniques that favor increased proppant use. E&P companies, in partnership with oilfield service companies, continue to refine their well design and hydraulic fracturing techniques to maximize hydrocarbon recovery from each well. These techniques vary based on formation and well geology, but some of the more pervasive recent trends include longer lateral drilling lengths coupled with an increased number of hydraulic fracturing stages per well. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well, which we expect will positively impact our volumes sold.

•	Shift in drilling activity and demand mix. The level of drilling activity for oil and gas can have an impact on the demand for proppant and the mix of proppant we sell. For instance, in late 2011 and early 2012, with the decline in drilling activity for natural gas in the Haynesville region, which was characterized by deep, high pressure wells, we saw a decline in demand for our resin-coated products. In 2014, with the rapid growth of drilling deep wells in regions such as the Permian region, and drilling wells in regions that were prone to the flowback of proppant, we saw a rapid increase in demand for our resin-coated proppants.

•	Increased demand for in-basin delivery of proppant. From 2010 to 2012, when demand for proppant was generally greater than available supply and distribution infrastructure across the industry was largely underdeveloped, a larger portion of our volumes was provided to customers at our processing site (i.e., our customers would arrange for the transportation and storage logistics of our products). Increasingly, customers are seeking to outsource proppant logistics and to purchase proppant at the basin, which allows them to focus on their core competencies, minimize inventory costs, and maximize flexibility. For the year ended December 31, 2014, approximately 85% of our North American proppant volume was sold in-basin at one of our distribution terminals, compared to approximately 81% for the year ended December 31, 2013. We believe this shift will favor the larger proppant providers with logistics capabilities and have a favorable impact on demand for our products.

•	Continued stable demand in industrial end markets. Sales in our I&R Products segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

While we expect the current slowdown in drilling actively to negatively affect the growth in the overall proppants market, we expect the increasing use of proppant per well will somewhat mitigate this decline. Additionally, we believe we are competitively-positioned to benefit from increasing in-basin delivery of proppant, as we leverage our substantial logistics footprint.

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications. In our Proppant Solutions business for the year ended December 31, 2014, we sold approximately 85% of our North American proppant volume through our network of terminals at selling prices that are set by local market dynamics. The remaining volume in the Proppant Solutions business is sold to customers directly from our production facilities. The average selling prices for products sold through our terminals is higher than the average selling prices for comparable product sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals. Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered. Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold brown sand generally will be lower than that for our Northern White frac sand.

We primarily sell products under supply agreements with terms that vary by contract. Certain of the agreements require the customer to purchase a specified percentage of its proppant requirements from us. Other agreements require the customer to purchase a minimum volume of proppant from us. These minimum volume contracts typically include a “take-or-pay” or “take-or-penalty” provision which triggers certain penalties if the purchased volume does not meet the required minimums.

Our Proppant Solutions segment represented 91% of our revenues for the year ended December 31, 2014. A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations. During the year ended December 31, 2014 and 2013, our top ten proppant customers collectively represented 66% and 64% of our revenues, respectively. During the same periods, sales to our top two customers, Halliburton and FTSI, collectively accounted for 36% and 30% of our revenues, respectively.

Our I&R business segment has approximately 770 customers and represented 9% of our revenues in the year ended December 31, 2014. In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

The Costs of Conducting Our Business

The principal costs involved in operating our business are logistics costs associated with transporting products from our production facilities to our terminals; payroll costs for personnel at our production, terminal and administrative facilities; resin and other raw materials and supplies used in the production of our products; and maintenance and repair costs at our production facilities. We own or lease most of our sand reserves, the combination of which we believe helps us maintain a very competitive cost position.

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 33% and 31% of our revenues during the year ended December, 2014 and 2013, respectively. Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge. In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years. We currently have approximately 8,470 railcars under lease and 830 railcars made available to us from our customers, giving us a total fleet of over 9,300 railcars. Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time. These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders. Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities.

Labor costs, including wages and benefits, represented approximately 10% and 9% of revenues during the year ended December 31, 2014 and 2013, respectively. Approximately 12% of our workforce was party to collective bargaining contracts as of December 31, 2014.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses. We purchase these resins under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy. We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan. The cost of resins and additives represented approximately 11% and 10% of revenues during the year ended December 31, 2014 and 2013, respectively.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 8% of revenues during the years ended December 31, 2014 and 2013, respectively. These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. Since becoming a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

We capitalize the costs of our mining and processing equipment and depreciate it over its expected useful life. We also capitalize the costs to remove overburden on our sand reserves and amortize them based on the actual tons mined. Depreciation, depletion and amortization costs represented approximately 4% of revenues during the years ended December 31, 2014 and 2013, respectively. Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 2% of revenues during the years ended December 31, 2014 and 2013, respectively.

How We Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Proppant Solutions and I&R Products segments. This segmentation is based on the primary end markets we serve, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We evaluate the performance of these segments based on their volumes sold, average selling price and segment contribution margin. We do not evaluate the performance of the segments on a margin percentage basis, as that is a function of the manner in which a given product is sold (for example, in-basin sales generate higher selling price but comparable per ton margin, resulting in reduced margin percentage) and product mix. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin

Segment contribution margin is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin is defined as total revenues less the cost of goods sold to produce and deliver the products, less selling, general and administrative expenses that are directly attributable to each segment. The definition excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs related to corporate functional areas such as administration, accounting, information technology, human resources, research and development, business development and sustainable development.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as lenders and rating agencies.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA before non-cash stock-based compensation, management fees and reimbursement of expenses to our financial sponsor, transaction expenses, impairment of assets, loss on extinguishment of debt, gain or loss on disposal of certain assets, and other non-cash or non-operating income or expenses.

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods, capital structure or non-recurring or non-operating expenses. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than net income or cash flows from operating activities as determined in accordance with GAAP as indicators of our operating performance or liquidity. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA. Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Reconciliation of adjusted EBITDA
Net income attributable to FMSA Holdings Inc.	$170,450	$103,961	$148,886
Interest expense, net	60,842	61,926	56,714
Provision for income taxes	77,413	45,219	70,369
Depreciation, depletion, and amortization expense	59,379	37,771	27,690

EBITDA	368,084	248,877	303,659
Non-cash stock compensation expense(1)	16,571	10,133	11,434
Management fees & expenses paid to sponsor(2)	864	2,928	1,274
Loss on extinguishment of debt(3)	—	11,760	—
Loss on disposal of assets(4)	1,921	6,424	596
Transaction expenses(5)	638	12,462	1,414
Impairment of long-lived assets(6)	—	—	273
Initial Public Offering fees & expenses	9,213	—	—

Adjusted EBITDA	$397,291	$292,584	$318,650

(1)	Represents stock- based awards issued to our employees, including one-time adjustment in Q3 2014 for modification to certain outstanding options.
(2)	Includes fees and expenses paid to American Securities for consulting and management services pursuant to a management consulting agreement. The agreement was terminated upon the Initial Public Offering in October 2014.
(3)	Represents write-off of a portion of the remaining unamortized deferred financing fees upon entering into a new credit facility.
(4)	Includes the loss related to the sale and disposal of certain assets, including property, plant and equipment, discontinued inventory and an investment in foreign operations.
(5)	Represents expenses associated with evaluation of potential acquisitions of businesses, some of which were completed.
(6)	Represents the impairment charges related to certain closed facilities.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except selling data)
Statement of Income Data
Revenues	$1,356,458	$988,386	$885,190
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense)	851,454	627,842	502,417
Selling, general, and administrative expenses	114,227	81,858	65,430
Depreciation, depletion, and amortization expense	59,379	37,771	27,690
Stock compensation expense	16,571	10,133	11,434
Other operating expense (income)	3,163	2,826	(207)

Income from operations	311,664	227,956	278,426
Interest expense, net	60,842	61,926	56,714
Loss on extinguishment of debt	—	11,760	—
Other non-operating expense	2,786	4,394	1,870

Income before provision for income taxes	248,036	149,876	219,842
Provision for income taxes	77,413	45,219	70,369

Net income	$170,623	$104,657	$149,473

Other Financial Data
EBITDA	$368,084	$248,877	$303,659
Adjusted EBITDA	$397,291	$292,584	$318,650
Operating Data
Proppant Solutions
Total tons sold	7,188	5,117	3,765
Revenue	$1,232,232	$856,212	$757,851
Average selling price (per ton)	$171	$167	$201
Segment contribution margin	$430,779	$296,320	$316,251
Industrial & Recreational Products
Total tons sold	2,426	2,462	2,375
Revenue	$124,226	$132,174	$127,339
Average selling price (per ton)	$51	$54	$53
Segment contribution margin	$34,473	$34,765	$37,837

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $368.1 million, or 37%, to $1,356.5 million for the year ended December 31, 2014 compared to $988.4 million for the year ended December 31, 2013, primarily due to increased raw and resin-coated frac sand volumes in our Proppant Solutions segment and, to a lesser extent, increases in the selling price of certain grades of raw frac sand during the year.

Revenues in the Proppant Solutions segment increased $376.0 million, or 44%, to $1,232.2 million for the year ended December 31, 2014 compared to $856.2 million for the year ended December 31, 2013. Total volumes increased 40% to 7.2 million tons in 2014 compared to 5.1 million tons in 2013. Raw frac sand volumes increased 1.6 million tons, or 40%, to 5.7 million tons compared to 4.1 million tons during this period. The average selling price for raw sand increased 7%, which was primarily the result of an increase in the proportion of raw sand sold through our terminal network and an increase in the selling price of certain grades of sand during the year, partially offset by a shift in volumes sold toward finer grades of raw sand (which generally carry lower selling prices than coarser grades) and increases in sales of Texas Gold brown sand since the acquisition of the Voca facility as part of the acquisition of the proppant assets from FTSI in September 2013. Coated proppant volumes increased 43% to 1.5 million tons in 2014 compared to 1.0 million tons in 2013. The average selling price for resin-coated proppants decreased 2%, which was primarily the result of customer mix and the full year impact of selling price declines taken in 2013, partially offset by a shift in volumes sold towards higher-priced products.

Revenues in the I&R Products segment decreased $8.0 million, or 6%, to $124.2 million for the year ended December 31, 2014 compared to $132.2 million for the year ended December 31, 2013. Volumes decreased 30,776 tons, or 1%, to 2.4 million tons in 2014 compared to 2.5 million tons in 2013. The average selling priced decreased 5% as a result of no longer pre-paying and adding freight to our invoices for a customer in our glass-end market.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment increased $134.4 million, or 45%, to $430.8 million for the year ended December 31, 2014 compared to $296.3 million for the year ended December 31, 2013. The increase was driven by the increase in sales volume for resin-coated proppants, and the increase in volume and selling prices for raw frac sand noted above.

Contribution margin in the I&R Products segment was relatively flat, decreasing $0.3 million, or 1%, to $34.5 million for the year ended December 31, 2014 compared to $34.8 million for the year ended December 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $32.3 million, or 39%, to $114.2 million for the year ended December 31, 2014 compared to $81.9 million for the year ended December 31, 2013. SG&A attributable to our segments increased $4.9 million due to increased sales and marketing costs for our Proppant Solutions segment (included in Segment Contribution Margin noted above). Corporate SG&A costs increased $27.0 million primarily due to $9.2 million of IPO costs, increased costs associated with our incentive bonus plans, increased costs associated with implementing logistics planning tools, and other increased corporate costs to support the growth of our business, partially offset by non-recurring business development costs associated with our acquisition activity in 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $21.6 million, or 57%, to $59.4 million for the year ended December 31, 2014 compared to $37.8 million for the year ended December 31, 2013 due to the increase in fixed and intangible assets arising from the FTSI transaction and capital expenditures primarily due to increased production and logistics capacities.

Income from Operations

Income from operations increased $83.6 million, or 37%, to $311.6 million for the year ended December 31, 2014 compared to $228.0 million for the year ended December 31, 2013, primarily as a result of increased gross margins, partially offset by increased selling, general and administrative expenses, both described above.

Interest Expense

Interest expense decreased $1.1 million, or 2%, to $60.8 million for the year ended December 31, 2014 compared to $61.9 million for the year ended December 31, 2013. Additional interest expense from additional borrowings to finance the Great Plains and FTSI transactions was offset by an increase in interest capitalized on construction projects in 2014.

Provision for Income Taxes

Provision for income taxes increased $32.2 million, or 71%, to $77.4 million for the year ended December 31, 2014 compared to $45.2 million for the year ended December 31, 2013. Income before income taxes increased $98.1 million or 65% to $248.0 million in 2014 compared to $149.9 million in 2013. The effective tax rate for the year ended December 31, 2014 was 31.2% compared to 30.2% for the year ended December 31, 2013. The increase in the effective tax rate was primarily due to a reduction in the impact of the depletion deduction due to the high growth of our resin-coated business and a reduction in the amount of the manufacturer’s deduction due to lower taxable income resulting from the exercise of stock options in 2014.

Net Income

Net income increased $65.7 million, or 63%, to $170.4 million for the year ended December 31, 2014 compared to $104.7 million for the year ended December 31, 2013 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $104.7 million, or 36%, to $397.3 million for the year ended December 31, 2014 compared to $292.6 million for the year ended December 31, 2013, due primarily to an increase in segment contribution margin.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $103.2 million, or 12%, to $988.4 million for the year ended December 31, 2013 compared to $885.2 million for the year ended December 31, 2012, primarily due to increased sand volumes in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment increased $98.3 million, or 13%, to $856.2 million for the year ended December 31, 2013 compared to $757.9 million for the year ended December 31, 2012. Total volumes increased 36% to 5.1 million tons in 2013 compared to 3.8 million tons in 2012. Raw sand volumes increased 1.4 million tons, or 52%, to 4.1 million tons in the year ended December 31, 2013 compared to 2.7 million tons in the year ended December 31, 2012, 49% of which resulted from the FTSI transaction. The average selling price for raw sand increased 2% in 2013 compared to 2012, primarily due to an increase in the proportion of raw sand sold through our terminal network (78% in 2013 compared to 57% in 2012), which offset a decline in the selling price of raw sand in 2013 compared to 2012, a mix shift toward finer grades of raw sand and sales of Texas Gold brown sand. Resin-coated proppant volumes decreased 4% to 1.0 million tons in the year ended December 31, 2013 compared to 1.1 million tons in the year ended December 31, 2012. Resin-coated proppants sold as a result of the FTSI transaction accounted for 4% of the total resin-coated proppant volumes in the year ended December 31, 2013. The average selling price for resin-coated sand decreased 4% in 2013 compared to 2012, which was primarily due to declines in selling prices in 2013.

Net sales in the I&R Products segment increased $4.9 million, or 4%, to $132.2 million for the year ended December 31, 2013 compared to $127.3 million for the year ended December 31, 2012. Volume increased 87,000 tons or 4% to 2.5 million tons in the year ended December 31, 2013 compared to 2.4 million tons in the year ended December 31, 2012, primarily due to an increase in volumes sold into our glass end market. The average selling price remained relatively constant, increasing to $54 per ton in 2013 compared to $53 per ton in 2012.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $20.0 million, or 6%, to $296.3 million for the year ended December 31, 2013 compared to $316.3 million for the year ended December 31, 2012. The decrease was driven by the decline in volume and selling prices for resin-coated proppants, the shift in sales mix for raw sand toward finer grade sands which carry a lower margin profile and a non-recurring charge associated with the disposition of obsolete ceramic product. Incremental margin resulting from additional raw sand volume was partially offset by increased logistical and integration expenses to service volumes under the FTSI Supply Agreement.

Contribution margin in the I&R Products segment decreased $3.0 million, or 8%, to $34.8 million for the year ended December 31, 2013 compared to $37.8 million for the year ended December 31, 2012, primarily due to a decline in volumes and profitability in our resin-coated foundry business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.5 million, or 25%, to $81.9 million for the year ended December 31, 2013 compared to $65.4 million for the year ended December 31, 2012. The increase was primarily due to non-recurring diligence, transaction and integration costs associated with our acquisition activity in 2013, increased sales and marketing costs for our Proppant Solutions segment and increased corporate costs to support the growth of our business.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $10.1 million, or 36%, to $37.8 million for the year ended December 31, 2013 compared to $27.7 million for the year ended December 31, 2012. Approximately $4.4 million of the increase in depreciation, depletion and amortization was associated with assets acquired in the FTSI transaction. The remaining increase was the result of capital expenditures, primarily to increase production and logistics capacities.

Income from Operations

Income from operations decreased $50.4 million, or 18%, to $228.0 million for the year ended December 31, 2013 compared to $278.4 million for the year ended December 31, 2012, primarily as a result of decreased gross margins and increased selling, general and administrative expenses described above.

Interest Expense

Interest expense increased $5.2 million, or 9%, to $61.9 million for the year ended December 31, 2013 compared to $56.7 million for the year ended December 31, 2012. The increase was primarily due to additional borrowings to finance the Great Plains and FTSI transactions.

Provision for Income Taxes

Provision for income taxes decreased $25.1 million, or 36%, to $45.2 million for the year ended December 31, 2013 compared to $70.3 million for the year ended December 31, 2012. Income before provision for income taxes decreased $69.9 million or 32% to $149.9 million for the year ended December 31, 2013 compared to $219.8 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 was 30% compared to 32% for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to larger depletion allowances in 2013 due to increased sand production.

Net Income

Net income decreased $44.9 million, or 30%, to $104.0 million for the year ended December 31, 2013 compared to $148.9 million for the year ended December 31, 2012 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $26.1 million, or 8%, to $292.6 million for the year ended December 31, 2013 compared to $318.7 million for the year ended December 31, 2012 due primarily to a decrease in segment contribution margin.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements historically have been to service our debt, to meet our working capital and capital expenditure needs, to finance acquisitions and to occasionally pay dividends to our stockholders. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings.

We believe that our cash on-hand and cash generated through operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. In addition, we have a revolving credit facility that can provide additional liquidity, if needed. As of December 31, 2014 we had $113.5 million of availability under our revolving credit facility. See “Credit Facilities” below for more information regarding our revolving credit facility.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $318.7 million at December 31, 2014 and $170.9 million at December 31, 2013. The following table presents the components of our working capital as of December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
	(in thousands)
Current assets
Cash and cash equivalents	$76,923	$17,815
Accounts receivable, net	206,094	139,688
Inventories	131,613	118,349
Deferred income tax benefit	5,158	11,748
Prepaid expenses and other assets	40,766	17,738

Total current assets	460,554	305,338

Current liabilities
Current portion of long-term debt	17,274	15,687
Accounts payable	88,542	89,998
Accrued expenses	36,025	28,706

Total current liabilities	141,841	134,391

Net working capital	$318,713	$170,947

Accounts Receivable

Accounts receivable increased $66.4 million to $206.1 million at December 31, 2014 compared to $139.7 million at December 31, 2013. December sales and accounts receivable are typically lower than at other points in the year due to seasonal weather conditions. However, weather conditions during December 2013 were unusually severe, causing significant logistics challenges that limited our ability to fulfill customer orders while sales continued to be strong in 2014 through December.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The increase in inventory to $131.6 million at December 31, 2014 compared to $118.3 million at December 31, 2013 was primarily due to a general increase in sales volume and an increase in the number of distribution terminals to support customer needs.

Accounts Payable

Accounts payable was relatively unchanged from December 31, 2013 to December 31, 2014. A substantial portion of our payables are for our freight costs which are paid on relatively short terms.

Accrued Expenses

The increase in accrued expenses to $36.0 million at December 31, 2014 compared to $28.7 million at December 31, 2013 was primarily due to an increase in bonus and pension contribution accruals.

Cash Flow Analysis

	Year Ended December 31,
	2014	2013	2012
	(amounts in millions)
Net cash provided by (used in):
Operating activities	$205.3	$174.6	$186.4
Investing activities	(138.3)	(579.5)	(107.4)
Financing activities	(7.7)	410.5	(119.1)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion and amortization and the effect of changes in working capital.

Net cash provided by operating activities was $205.3 million for the year ended December 31, 2014 compared to $174.6 million in the year ended December 31, 2013. This $30.7 million increase was primarily the result of a $65.3 million increase in net income, partially offset by an increase in working capital for 2014 compared to 2013.

Net cash provided by operating activities was $174.6 million in the year ended December 31, 2013 compared to $186.4 million in the year ended December 31, 2012. The $11.8 million decrease in cash provided by operating activities was due primarily to a $44.8 million decrease in net income, partially offset by a decrease in working capital for 2013 compared to 2012.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance, and in certain periods, investments to acquire strategic assets or businesses. Growth capital expenditures generally are for expansions of production or terminal capacities or new greenfield development of production capacity. Maintenance capital expenditures generally are for asset replacement and health, safety and quality improvements.

Net cash used in investing activities was $138.3 million in the year ended December 31, 2014, compared to $579.5 million for the year ended December 31, 2013. In the year ended December 31, 2013, $468.0 million was used for the acquisition of sand reserves and processing capacity in Minnesota (Great Plains), the acquisition of the rights to Propel SSP technology and the acquisition of the proppant assets of FTSI. Capital expenditures increased $40.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Capital expenditures were $143.5 million for 2014 and were primarily focused on continued development of self-suspending proppant production facilities, construction of distribution terminals, continued expansion of rail logistics, and expansion of our sand processing capacities. Capital expenditures were $111.5 million for 2013 and were primarily focused on accelerating the expansion of our terminal infrastructure and enhancing our unit train capabilities. We believe that cash flows from operations will be sufficient to fund our anticipated capital expenditures in 2015, but additional borrowings may be required to fund larger expansion opportunities. As of December 31, 2014, we had contractually committed to spending approximately $84 million on various carryover capital projects in 2015.

Net cash used in investing activities was $579.5 million in the year ended December 31, 2013 compared to $107.4 million in the year ended December 31, 2012. As stated above, $468.0 million was related to acquisition activity in 2013. Capital expenditures for 2013 and 2012 were relatively unchanged at $111.5 million and $109.0 million, respectively.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $7.7 million in the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2013 was $410.5 million, which primarily related to borrowings used to acquire Great Plains and the FTSI assets. In order to improve liquidity, we borrowed $41.0 million under our term loans in February 2014 to repay a similar amount outstanding under our revolving credit facility. We also made payments of approximately $3.9 million against capital lease obligations.

Net cash used in financing activities was $119.1 million in the year ended December 31, 2012, primarily related to prepayments of long term debt.

Credit Facilities

On September 5, 2013, we entered into the Second Amended and Restated Credit Agreement (our “Credit Agreement”). Our Credit Agreement contains a revolving credit facility with an initial commitment amount of $75 million (“Revolving Credit Facility”) and two tranches of term loans, pursuant to which we have borrowed $325 million in aggregate principal amount under the term B-1 facility (such loans, “Term B-1 Loans”) and $885 million in aggregate principal amount under a term B-2 facility (such loans, “Term B-2 Loans”). The proceeds of the borrowings under our Credit Agreement were used to repay amounts outstanding under the previous credit facility and to fund the acquisition of the proppant assets of FTSI. The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of our domestic assets.

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

The terms of our Credit Agreement provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions. We must maintain a pro forma leverage ratio as of the end of each quarter of no more than 4.75 if the aggregate revolver borrowing is equal to or greater than 25% of the total revolver commitment. As of December 31, 2014, our leverage ratio was 3.15.

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

In March 2014 we further amended our Credit Agreement to reduce the applicable margin for Term B-1 and B-2 Base Rate loans to 2.50% and for Term B-1 and B-2 Eurodollar Rate loans to 3.50%. As of December 31, 2014, Term B-1 Loans, Term B-2 Loans and the borrowings under Revolving Credit Facility bore interest at 3.8%, 4.5% and 3.8%, respectively.

In August 2014, we executed a joinder agreement to increase the revolving commitment amount by $46.6 million and, in September 2014, we executed an additional joinder agreement to further increase the revolving commitment amount by $3.4 million, bringing our total Revolver capacity to $125 million.

As of December 31, 2014, there were no borrowings on the revolving credit facility and there was $113.5 million available to borrow due to $11.5 million of outstanding letters of credit, which reduce the amount available to borrow.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2014, we have the following contractual obligations. The purchase obligations in the table below represent 4,000 railcars with delivery dates throughout 2015-2017. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors. We have entered into leasing agreements to lease up to 4,000 of these railcars described above under operating leases as we take delivery of the railcars, with the ability to sublease some or all of such railcars with the consent of the applicable lessor. Substantially all of the operating lease obligations are for railcars.

	Payments Due by Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt	$1,241,915	$13,508	$335,218	$883,151	$10,038
Capital lease obligations	11,189	5,209	5,558	422	—
Operating lease obligations	195,303	56,536	86,628	45,655	6,484
Purchase obligations	312,350	149,070	163,280	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP; deferred income taxes and other	103,336	—	100,214	—	3,122

Total contractual cash obligations	$1,864,093	$224,323	$690,898	$929,228	$19,644

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

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Regulation and Legislation” in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in this Annual Report on Form 10-K.

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Impairment of Long-Lived Assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and equipment, mineral reserves or mineral rights, goodwill, trade names and customer relationships, may not be recoverable. If such circumstances are determined to exist, an estimate of future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of long-lived assets include expected operating trends, significant changes in the way assets are used, underutilization of our tangible assets, discontinuance of certain products by us or by our customers, and significant negative industry or economic trends.

The recoverability of the carrying value of our development stage mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposits and related processing facilities. Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs. Assessing the economic feasibility requires certain estimates, including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.

We review definite-lived intangible assets, such as its supply agreements and acquired technology, for impairment whenever events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets or asset groups. The recovery of the investment in the SSP technology is dependent on its successful commercialization following field trials.

The evaluation of goodwill or other intangible assets for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or based on comparable companies or transactions. These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. These judgments are particularly difficult given the recent industry environment, although we believe its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recognized at their invoiced amounts and do not bear interest. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days, and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. Ongoing credit evaluations are performed. We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Given the present industry environment in the oil and gas solutions segment, we may not have adequate warning of a potential credit and collection issue, and deviations from these estimates could produce additional credit losses.

Equity Awards

We recognize stock based compensation expense using a fair value method. Fair value methods use a valuation model to theoretically value stock option grants even though they are not available for trading and are of longer duration. The Black-Scholes- Merton option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of a peer group of companies underlying common shares, and our expected dividend rate of zero. Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted. We also estimate a 2% forfeiture rate, which could change over time. We value our restricted stock units at the closing price of our stock as of the date of issuance.

Fair Value of Derivatives

We record derivative instruments used to hedge interest rate exposure on the variable-rate debt obligations at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps are reclassified into income to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income (loss) remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

The fair values and effectiveness testing of our derivatives are based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions including interest rates, counterparty risk, and credit risk. These assumptions could cause material changes in the fair value or effectiveness of our derivative instruments.

Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income in the appropriate jurisdiction to utilize the asset, and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended time to resolve. We believe that adequate provisions for income taxes have been made for all years.

The largest permanent item in computing both our effective tax rate and taxable income is the deduction allowed for statutory depletion and the manufacturer’s deduction for our manufactured products. Depletion is dependent upon estimates about overall tax able income, and the amount of income earned through the mining process. We also calculate the impact of the availability of a US tax credit for foreign taxes paid, which in part depends on future foreign source income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2014, the fair value of the interest rate swaps was a liability of $11.4 million.

A hypothetical increase in interest rates by 1.0% would have had an immaterial on our interest expense in the year ended December 31, 2014.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Annual Report on Form 10-K.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Approximately 48% and 39% of our accounts receivable balance at December 31, 2014 and 2013, respectively, was outstanding from three customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FMSA Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of FMSA Holdings Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, OH

March 31, 2015

FMSA Holdings Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2014, 2013, and 2012

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Revenue	$1,356,458	$988,386	$885,190
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	851,454	627,842	502,417
Operating expenses
Selling, general and administrative expenses	114,227	81,858	65,430
Depreciation, depletion, and amortization expense	59,379	37,771	27,690
Stock compensation expense	16,571	10,133	11,434
Other operating expense (income)	3,163	2,826	(207)

Income from operations	311,664	227,956	278,426
Interest expense, net	60,842	61,926	56,714
Loss on extinguishment of debt	—	11,760	—
Other non-operating expense	2,786	4,394	1,870

Income before provision for income taxes	248,036	149,876	219,842
Provision for income taxes	77,413	45,219	70,369

Net income	170,623	104,657	149,473
Less: Net income attributable to the noncontrolling interest	173	696	587

Net income attributable to FMSA Holdings Inc.	$170,450	$103,961	$148,886

Earnings per share
Basic	$1.08	$0.67	$0.96
Diluted	$1.03	$0.63	$0.91
Weighted average number of shares outstanding
Basic	157,949,664	156,008,218	155,826,794
Diluted	166,277,124	164,637,554	164,328,324

The accompanying notes are an integral part of these consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014, 2013, and 2012

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$170,623	$104,657	$149,473
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,353)	(2)	308
Pension obligations	(950)	914	166
Change in fair value of derivative swap agreements	(5,970)	4,751	(643)

Total other comprehensive income (loss), net of tax	(9,273)	5,663	(169)

Comprehensive income	161,350	110,320	149,304
Comprehensive income attributable to the noncontrolling interest	173	696	791

Comprehensive income attributable to FMSA Holdings Inc.	$161,177	$109,624	$148,513

The accompanying notes are an integral part of these consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
	(in thousands, except share and per share
	amounts)
Assets
Current assets
Cash and cash equivalents	$76,923	$17,815
Accounts receivable, net	206,094	139,688
Inventories	131,613	118,349
Deferred income taxes	5,158	11,748
Prepaid expenses and other assets	40,766	17,738

Total current assets	460,554	305,338

Property, plant and equipment, net	841,274	748,838
Goodwill	84,677	87,452
Intangibles, net	100,769	106,236
Other assets	26,742	35,567

Total assets	$1,514,016	$1,283,431

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$17,274	$15,687
Accounts payable	88,542	89,998
Accrued expenses	36,025	28,706

Total current liabilities	141,841	134,391
Long-term debt	1,235,365	1,246,459
Deferred income taxes	74,351	46,851
Other long-term liabilities	28,985	21,088

Total liabilities	1,480,542	1,448,789

Commitments and contingent liabilities
Equity
Common stock: $0.01 par value, 272,000,000 authorized shares
Shares outstanding: 160,913,266 and 156,462,356 at December 31, 2014 and December 31, 2013, respectively	2,387	2,341
Preferred stock: $0.01 par value, 100,000,000 authorized shares
Shares outstanding: 0 at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	771,888	733,088
Retained earnings	497,179	326,729
Accumulated other comprehensive income (loss)	(12,809)	(3,536)

Total equity attributable to FMSA Holdings Inc. before treasury stock	1,258,645	1,058,622
Less: Treasury stock at cost
Shares in treasury: 77,765,480 and 77,706,150 at December 31, 2014 and December 31, 2013, respectively	(1,227,663)	(1,227,001)

Total equity (deficit) attributable to FMSA Holdings Inc.	30,982	(168,379)
Noncontrolling interest	2,492	3,021

Total equity (deficit)	33,474	(165,358)

Total liabilities and equity	$1,514,016	$1,283,431

The accompanying notes are an integral part of these consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2014, 2013, and 2012

	Equity (deficit) attributable to FMSA Holdings Inc.
	Common Stock	Common Stock Units	Preferred Stock	Preferred Stock Units	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Treasury Stock Units	Subtotal	Non Controlling Interest	Total
	(in thousands)
Balances at December 31, 2011	$2,331	155,669	$—	—	$705,849	$73,882	$(8,826)	$(1,224,285)	77,453	$(451,049)	$3,057	$(447,992)

Purchase of treasury stock	—	(93)	—	—	—	—	—	(1,014)	93	(1,014)	—	(1,014)
Stock options exercised	3	301	—	—	713	—	—	—	—	716	—	716
Stock compensation expense	—	—	—	—	11,434	—	—	—	—	11,434	—	11,434
Tax effect of stock options exercised	—	—	—	—	901	—	—	—	—	901	—	901
Tax effect for deferred shareholder payments	—	—	—	—	961	—	—	—	—	961	—	961
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(238)	(238)
Net income	—	—	—	—	—	148,886	—	—	—	148,886	587	149,473
Other comprehensive income	—	—	—	—	—	—	(373)	—	—	(373)	204	(169)

Balances at December 31, 2012	$2,334	155,877	$—	—	$719,858	$222,768	$(9,199)	$(1,225,299)	77,546	$(289,538)	$3,610	$(285,928)

Purchase of treasury stock	—	(160)	—	—	—	—	—	(1,702)	160	(1,702)	—	(1,702)
Stock options exercised	7	745	—	—	1,270	—	—	—	—	1,277	—	1,277
Stock compensation expense	—	—	—	—	10,133	—	—	—	—	10,133	—	10,133
Tax effect of stock options exercised	—	—	—	—	1,827	—	—	—	—	1,827	—	1,827
Transactions with noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,285)	(1,285)
Net income	—	—	—	—	—	103,961	—	—	—	103,961	696	104,657
Other comprehensive income	—	—	—	—	—	—	5,663	—	—	5,663	—	5,663

Balances at December 31, 2013	$2,341	156,462	$—	—	$733,088	$326,729	$(3,536)	$(1,227,001)	77,706	$(168,379)	$3,021	$(165,358)

Purchase of treasury stock	—	(59)	—	—	—	—	—	(662)	59	(662)	—	(662)
Stock options exercised	46	4,510	—	—	6,494	—	—	—	—	6,540	—	6,540
Stock compensation expense	—	—	—	—	16,571	—	—	—	—	16,571	—	16,571
Tax effect of stock options exercised	—	—	—	—	15,735	—	—	—	—	15,735	—	15,735
Transactions with noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(702)	(702)
Net income	—	—	—	—	—	170,450	—	—	—	170,450	173	170,623
Other comprehensive income (loss)	—	—	—	—	—	—	(9,273)	—	—	(9,273)	—	(9,273)
Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474

The accompanying notes are an integral part of these consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$170,623	$104,657	$149,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	54,111	35,917	27,562
Amortization	11,991	8,446	6,743
Write-off of deferred financing costs	—	11,358	—
Write-off and impairment of intangibles and long-lived assets	200	—	273
Loss on sale of fixed assets	854	—	—
Unrealized loss (gain) on interest rate swaps	208	3,009	(123)
Deferred income taxes	37,810	826	10,085
Stock compensation expense	16,571	10,133	11,434
Change in operating assets and liabilities, net of acquired balances:
Accounts receivable	(66,406)	(22,097)	(2,172)
Inventories	(13,264)	158	4,502
Prepaid expenses and other assets	(23,454)	(11,698)	(4,067)
Accounts payable	(1,456)	46,542	(14,263)
Accrued expenses	17,488	(12,616)	(3,014)

Net cash provided by operating activities	205,276	174,635	186,433

Cash flows from investing activities
Proceeds from sale of fixed assets	5,160	—	1,650
Capital expenditures	(143,491)	(111,514)	(109,016)
Purchase of business and assets	—	(468,003)	—

Net cash used in investing activities	(138,331)	(579,517)	(107,366)

Cash flows from financing activities
Proceeds from issuance of term loans	41,000	1,226,950	—
Payments on term debt	(12,512)	(841,025)	(115,000)
Change in other long-term debt and capital leases	(4,830)	(2,356)	(5,634)
Proceeds from borrowing on revolving credit facility	32,267	148,100	—
Payments on revolving credit facility	(73,000)	(107,100)	—
Settlement of contingent consideration	(9,600)	—	—
Proceeds from option exercises	6,540	1,277	716
Purchase of treasury stock	(662)	(1,702)	(1,014)
Tax effect of stock options exercised and dividend equivalents	15,735	1,827	901
Distributions to noncontrolling interest	(702)	(1,285)	—
Tax effect of deferred shareholder payments	—	—	961
Financing costs	(1,913)	(14,171)	—

Net cash provided by (used in) financing activities	(7,677)	410,515	(119,070)

Foreign currency adjustment	(160)	316	104

Increase (decrease) in cash and cash equivalents	59,108	5,949	(39,899)
Cash and cash equivalents:
Beginning of period	17,815	11,866	51,765

End of period	$76,923	$17,815	$11,866

Supplemental disclosure of cash flow information:
Interest paid	$62,167	$57,694	$52,047
Income taxes paid	32,203	56,319	55,085
Non-cash investing activities:
Equipment purchased under capital lease	$6,558	$5,989	$4,381

The accompanying notes are an integral part of these consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

1.	Organization

FMSA Holdings Inc. and its consolidated subsidiaries (the “Company”) is a supplier of proppants and sand products. The Company is organized into two segments: Proppant Solutions and Industrial & Recreational Products. This segmentation is based on the end markets we serve, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Proppant Solutions business serves the oil and gas recovery markets in the United States, Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates, providing raw and coated proppants primarily for use in hydraulic fracturing. The raw sand and substrate for our coated sand generally consists of high-purity silica sands produced at our facilities in Illinois, Wisconsin, Minnesota, Missouri and Texas.

The Industrial & Recreational Products business provides raw and coated sands to the foundry, building products, glass, turf and landscape and filtration industries.

In addition to its wholly-owned subsidiaries, the Company owns 90% of a holding company, Technimat LLC, which owns 70% of Santrol (Yixing) Proppant Co., a manufacturer of resin-based proppants located in China. During 2013, the company liquidated its interest in Santrol (Tianjin) Proppant Company Ltd., which was owned by Technimat. The noncontrolling interests in both entities are presented as “Noncontrolling interest” on the balance sheet.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FMSA Holdings Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when delivery of products has occurred, the selling price is fixed or determinable, collectability is reasonably assured and title and risk of loss have transferred to the customer. This generally occurs when products leave a storage terminal or, in the case of direct shipments, when products leave a production facility. In a majority of cases, transportation costs to move product from a production facility to a storage terminal are borne by the Company and capitalized into the cost of inventory. These costs are included in the cost of sales as the product is sold.

The Company derives its revenue by mining and processing minerals that its customers purchase for various uses. Its net sales are primarily a function of the price per ton realized and the volumes sold. In a small number of instances, its net sales also include a charge for transportation services it provides to its customers.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

In the Proppant Solutions segment, the Company primarily sells its products under market rate contracts with terms typically ranging from two to ten years. The Company invoices the majority of its customers on a per shipment basis when the customer takes possession of the product.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At various times, the Company maintains funds on deposit at its banks in excess of FDIC insurance limits.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect, and do not bear interest. Management provides for uncollectible amounts based on its assessment of the current status of individual accounts. Accounts receivable are net of allowance for doubtful accounts of $4,255 and $796 as of December 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market. Certain subsidiaries determine cost using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been higher by $2,960 and $176 at December 31, 2014 and 2013, respectively.

LIFO inventories comprise 16% and 24% of inventories reflected in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. The cost of inventories of all other subsidiaries is determined using the FIFO method. In 2013, the Company recognized $4,958 permanent write-down in the value of finished goods inventory, net of expected recoveries from suppliers. The inventory write-down is included in cost of sales. In the year ended December 31, 2014, the Company recorded a write-down of $908 of certain field trial inventory, which is included in other operating expense.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures, including interest, for property, plant and equipment and items that substantially increase the useful lives of existing assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.

Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Depletion expense calculated for depletable land and mineral rights is based on cost multiplied by a depletion factor. The depletion factor varies based on production and other factors, but is generally equal to annual tons mined divided by total estimated remaining reserves for the mine.

The estimated service lives of property and equipment are principally as follows:

Land improvements	10-40 years
Machinery and equipment	3-20 years
Buildings and improvements	10-40 years
Furniture, fixtures, and other	3-10 years

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2014, represents machinery and facilities under installation.

The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $6,765 and $2,540 in 2014 and 2013, respectively.

Depreciation and depletion expense was $54,111, $35,917, and $27,562 in years ended December 31, 2014, 2013, and 2012, respectively.

Included in land and improvements are occupancy rights in China of $354 that are held for a term of 50 years until December 2057.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant and equipment may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets or asset groups. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. As a result of these tests, the Company did not record a write down in the carrying value of certain minerals rights in the years ended December 31, 2014 and 2013, but the Company did record a write-down of $273 in the year ended December 31, 2012.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations and are included in other assets. In connection with the refinancing of the Company’s debt in September 2013 (see note 10), the Company incurred financing costs of $15,132 of which $14,171 were capitalized. In connection with the refinancing, the Company wrote off $11,358 of costs that were previously capitalized. In 2014, the Company incurred additional deferred financing charges in connection with the amendment of the existing credit agreement whereby the applicable margin for B-1 and B-2 base rate and Eurodollar loans was reduced (refer to note 10).

The following table presents deferred financing costs as of December 31, 2014 and 2013:

	2014	2013
Deferred financing costs	$37,936	$36,705
Accumulated amortization	(17,510)	(12,475)

Deferred financing costs, net	$20,426	$24,230

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate that impairment may have occurred. The Company evaluates qualitative factors such as economic performance, industry conditions, and other factors to determine if it is more-likely-than-not that the fair value of the reporting unit is less than its carrying

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

amount. As a result of this evaluation at December 31, 2014, the Company performed a quantitative two-step impairment test. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an indication of goodwill impairment exists. The second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to the excess. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a definite-lived intangible asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets or asset groups.

The evaluation of goodwill or other intangible assets for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or based on comparable companies or transactions. These valuations require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The Company did not recognize any impairment losses for goodwill or other intangible assets in the years ended December 31, 2014, 2013, and 2012.

Earnings per Share

Basic and diluted earnings per share is presented for net income attributable to FMSA Holdings Inc. Basic earnings per share is computed by dividing income available to FMSA Holdings Inc. common stockholders by the weighted-average number of outstanding common shares for the period. Diluted earnings per share iscomputed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after exercise of outstanding stock options and restricted stock units. Potential common shares in the diluted earnings per share calculation are excluded to the extent that they would be anti-dilutive.

Derivatives and Hedging Activities

Due to its variable-rate indebtedness, the Company is exposed to fluctuations in interest rates. The Company uses interest rate swaps to manage this exposure. These derivative instruments are recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. For cash flow hedges in which the Company is hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps are reclassified into income to obtain a net cost on the debt obligation equal to the effective yield of

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

the fixed rate of each swap. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income (loss) remain deferred and are reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP. Both at inception and for each reporting period, the Company assesses whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

Foreign Currency Translation

Assets and liabilities of all foreign operations are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as accumulated other comprehensive income (loss) in equity.

Concentration of Labor

Approximately 12% of the Company’s domestic labor force is covered under six union agreements that expire at various times through November 2016. None of the contracts expire before March 2015.

Concentration of Credit Risk

At December 31, 2014, we had two customers whose receivable balances exceeded 10% of our total receivables. Approximately, 21% and 18% of the accounts receivable balance are from these two customers, respectively. At December 31, 2013, we had three customers whose receivable balances exceeded 10% of our total receivables. Approximately 20%, 13%, and 11% of the accounts receivable balance are from these three customers, respectively.

Income Taxes

The Company uses the asset and liability method to account for deferred income taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Management reviews the Company’s deferred tax assets to determine whether their value can be realized based upon available evidence. A valuation allowance is established if management believes it is more likely than not that some portion of the deferred tax assets will not be realized.

Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

The Company recognizes a tax benefit associated with an uncertain tax position when the tax position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties accrued related to unrecognized tax uncertainties in income tax expense.

Asset Retirement Obligations

We estimate the future cost of dismantling, restoring and reclaiming operating excavation sites and related facilities in accordance with federal, state and local regulatory requirements. We record the initial estimated present value of reclamation costs as an asset retirement obligation and increase the carrying amount of the related asset by a corresponding amount. We allocate reclamation costs to expense over the life of the

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

related assets and adjust the related liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively.

Research and Development (R&D)

The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally funded project development. Total expenses for R&D for the years ended December 31, 2014, 2013, and 2012 were $6,286, $5,364, and $1,815, respectively. Total research and development expenditures represented 0.46%, 0.54%, and 0.21% of revenues in 2014, 2013, and 2012, respectively.

Change in Classification

During the current year the Company modified the presentation of certain recoverable value-added taxes and other taxes remitted in Mexico to more appropriately reflect the nature of the underlying tax-related receivables. Comparative amounts in the consolidated balance sheets were reclassified for consistency, which resulted in $7,163 being reclassified from accounts receivable, net to prepaid expenses and other assets as of December 31, 2013. Since the reclassification is entirely within current assets, there is no net effect on current and long-term assets.

The consolidated statements of cash flows were also modified to reflect the reclassification and resulted in $1,366 and $1,332 being reclassified from the change in accounts receivable to the change in prepaids and other assets for the years ended December 31, 2013 and 2012, respectively. There was no net effect to cash flows provided by operating activities for either period.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within equity that reports the Company’s cumulative income that has not been reported as part of net income. Items that are included in this line are the income or loss from foreign currency translation, actuarial gains and losses and prior service cost related to pension liabilities, and the unrealized gains and losses on certain investments or hedges, net of taxes. The components of accumulated other comprehensive income (loss) attributable to FMSA Holdings Inc. at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(4,979)	$—	$(4,979)
Additional pension liability	(4,236)	1,588	(2,648)
Unrealized loss on interest rate hedges	(8,292)	3,110	(5,182)

	$(17,507)	$4,698	$(12,809)

	December 31, 2013
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(2,626)	$—	$(2,626)
Additional pension liability	(2,717)	1,019	(1,698)
Unrealized gain on interest rate hedges	1,260	(472)	788

	$(4,083)	$547	$(3,536)

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Unrealized gain (loss) on interest rate hedges	Additional pension liability	Foreign currency translation	Total
Beginning balance	$788	$(1,698)	$(2,626)	$(3,536)
Other comprehensive income (loss) before reclassifications	(7,609)	(1,062)	(2,353)	(11,024)
Amounts reclassified from accumulated other comprehensive income	1,639	112	—	1,751

Ending balance	$(5,182)	$(2,648)	$(4,979)	$(12,809)

The following table presents the reclassifications out of accumulated comprehensive income during the year ended December 31, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item on the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$2,623	Interest expense
Tax effect	(984)	Tax expense (benefit)

	$1,639	Net of tax
Amortization of pension obligations
Prior service cost	$16	Cost of sales
Actuarial losses	164	Cost of sales

	180	Total before tax
Tax effect	(68)	Tax expense

	$112	Net of tax

Total reclassifications for the period	$1,751	Net of tax

3.	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under ASU 2014-09, companies recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02 – Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments modify the evaluation of whether certain limited

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

partnerships and similar entities are variable interest entities (VIEs) or voting interest entities, impact the consolidation analysis of VIEs, and provide an exception for certain registered money market funds. The Company does not have any unconsolidated or consolidated legal entities impacted by this amendment.

4.	Inventories

At December 31, 2014 and 2013, inventories consisted of the following:

	2014	2013
Raw materials	$19,803	$16,766
Work-in-process	23,568	24,576
Finished goods	91,202	77,183

	134,573	118,525
Less: LIFO reserve	(2,960)	(176)

Inventories	$131,613	$118,349

Inventories include raw stockpiles of silica and other industrial sand available for shipment, as well as supplies for routine facilities maintenance. We value inventory at the lower of cost or market.

5.	Property, Plant, and Equipment

At December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	2014	2013
Land and improvements	$63,800	$38,557
Mineral reserves and mine development	303,804	280,727
Machinery and equipment	478,225	426,798
Buildings and improvements	146,165	100,217
Furniture, fixtures and other	3,604	2,558
Construction in progress	110,677	112,819

	1,106,275	961,676
Accumulated depletion and depreciation	(265,001)	(212,838)

Property, plant and equipment, net	$841,274	$748,838

6.	Accrued Expenses

At December 31, 2014 and 2013, accrued expenses consisted of the following:

	2014	2013
Accrued payroll and fringe benefits	$21,845	$12,386
Contingent consideration	—	9,833
Accrued income taxes	627	—
Other accrued expenses	13,553	6,487

Accrued expenses	$36,025	$28,706

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

Contingent consideration relates to the Great Plains Sands, LLC acquisition in June 2013 was paid in July 2014.

7.	Other Long-Term Liabilities

At December 31, 2014 and 2013, other long-term liabilities consisted of the following:

	2014	2013
Interest rate swaps	$11,696	$5,637
Accrued asset retirement obligations	3,122	2,680
Accrued compensation and benefits	7,081	8,057
Other	7,086	4,714

Other long term liabilities	$28,985	$21,088

8.	Acquisitions

The Company made three acquisitions in 2013. On April 30, 2013, the Company acquired 100% of Self-Suspending Proppant LLC (“SSP”) for total consideration of $56,320 plus contingent consideration. The Company accounted for this transaction as an acquisition of a group of assets. SSP owned the exclusive rights to certain intellectual property related to providing proppant with enhanced performance attributes through proprietary coating technology. The contingent consideration is a fixed percentage of the cumulative product margin, less certain adjustments, generated by our Propel SSP sales and any other product incorporating SSP technology for the five years commencing on October 1, 2015. Because the earnout is dependent on future sales and the related cost of sales, the amounts of which are highly uncertain, it is not possible to estimate the amount that will be paid. The contingent consideration will be capitalized, and the associated amortization expense will be recognized, at the time a payment is probable and reasonably estimable.

On June 12, 2013, the Company purchased Great Plains Sands, LLC (“Great Plains”), located in Minnesota, for total purchase consideration of $73,579. The Company accounted for this acquisition under ASC 805 as a business combination. Included in the purchase amount is contingent consideration of $9,600 for additional payments due to the seller based on the acquired plant meeting certain operating targets. The Company believes it is highly likely these targets will be met and therefore has discounted the payments only to reflect the time value of money until the expected payment date, which is within one year. The goodwill of $3,887 is primarily attributable to the synergies expected to arise after the acquisition. The Company expects that all of the goodwill generated in this acquisition will be deductible for tax purposes. The production facilities were not complete at the time of the acquisition, and accordingly there were no preacquisition revenues or cost of sales. As a result, pro forma results would not be meaningful in evaluating the financial effect of this acquisition. It is not practicable to determine revenue and net income included in the Company’s operating results relating to Great Plains since the date of acquisition because Great Plains has been fully integrated into the Company’s operations, and the operating results of Great Plains can therefore not be separately identified.

On September 6, 2013, the Company purchased certain assets and assumed certain liabilities from FTS International Services, LLC (“FTSI”) and affiliates. The Company acquired sand reserves, frac sand production capacity, resin coating capacity and logistics assets consisting of terminals and railcars. The

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

assets are located in various states, including Texas, Wisconsin, Missouri, Alabama, and Illinois. In connection withthis acquisition, the Company also entered into a ten year supply agreement with FTSI. In April 2014, the agreed upon quantities of certain raw sand required under the supply agreement were lowered to 80% of the original quantity. The total consideration was $347,704. The Company accounted for this acquisition under ASC 805 as a business combination. The goodwill of $49,456 is primarily attributable to the synergies expected to arise after the acquisition. The Company expects that all of the goodwill generated in this acquisition will be deductible for tax purposes. The historical financial information for the assets acquired was impracticable to obtain, and inclusion of pro forma information would require the Company to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, pro forma results are not presented. It is not practicable to determine revenue and net income included in the Company’s operating results relating to FTSI since the date of acquisition because FTSI has been fully integrated into the Company’s operations, and the operating results of FTSI can therefore not be separately identified.

The purchase price for each of these acquisitions was assigned to the fair value of the assets acquired. Such determination of fair value is based on valuation models that incorporate the present value of expected future cash flows and profitability projections. There are many assumptions and estimates underlying the determination of the fair value. Although the Company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The purchase price for the three transactions in 2013 has been allocated to the fair value of the assets acquired and liabilities assumed as follows:

	SSP	Great Plains Sands	FTSI
Land and buildings	$—	$7,623	$2,428
Inventory	—	1,085	25,990
Machinery and equipment	—	13,200	125,239
Mineral reserves	—	48,100	95,500
Other assets	—	1,568	—
Acquired technology	56,320	—	—
Supply agreement	—	—	50,700
Other intangibles	—	—	687
Goodwill	—	3,887	49,456
Liabilities assumed	—	(1,884)	(2,296)

Net assets acquired	$56,320	$73,579	$347,704

Cash consideration	$56,320	$63,979	$347,704
Contingent consideration	—	9,600	—

Total purchase consideration	$56,320	$73,579	$347,704

The company capitalized $1,320 of transaction related expenses in connection with the SSP transaction. The Company recognized $7,113 of transaction related expenses in connection with the Great Plains and FTSI acquisitions, which is included in selling, general and administrative expenses.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

9.	Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the years ended December 31, 2014 and 2013.

	Balance at Beginning of Year	Current Year Acquisitions	Current Year Dispositions	Currency Translation/Other	Balance at End of Year
Year Ended December 31, 2014:
Proppant Solutions	$70,991	$—	$—	$(2,775)	$68,216
Industrial & Recreational Products	16,461	—	—	—	16,461

Total	$87,452	$—	$—	$(2,775)	$84,677

Year Ended December 31, 2013:
Proppant Solutions	$18,676	$53,343	$(1,050)	$22	$70,991
Industrial & Recreational Products	16,461	—	—	—	16,461

Total	$35,137	$53,343	$(1,050)	$22	$87,452

Currency translation and other relates to the impact of the change in foreign currency exchange rates from our international entities on goodwill, an adjustment to the initial FTSI purchase price allocation from exercising an option to acquire an additional mining facility, and an adjustment recorded to goodwill related to the post-acquisition settlement of escrow proceeds.

Information regarding our acquired intangible assets as of December 31, 2014 and 2013 is as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Acquired technology and patents	$56,928	$(608)	$56,320
Supply agreement	50,700	(6,760)	43,940
Other intangible assets	687	(178)	509

Intangible assets	$108,315	$(7,546)	$100,769

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Acquired technology and patents	$57,128	$(553)	$56,575
Supply agreement	50,700	(1,690)	49,010
Other intangible assets	687	(36)	651

Intangible assets	$108,515	$(2,279)	$106,236

The acquired technology from the SSP acquisition will be amortized ratably over its estimated useful life once product using the technology is first commercialized. The supply agreement is being amortized ratably over the life of the agreement, which is 10 years.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

Estimated future amortization expense related to intangible assets at December 31, 2014 is as follows:

Amortization
2015	$5,213
2016	5,210
2017	5,192
2018	5,147
2019	5,096
Thereafter	18,591

Total	$44,449

10.	Long-Term Debt

	Total
	2014	2013
Term Loans—Term B-1	319,917	322,714
Term Loans—Term B-2	910,900	878,605
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	1,098	42,775
Capital leases, net	10,724	8,052

	$1,252,639	$1,262,146
Less: current portion	(17,274)	(15,687)

Long-term debt including leases	$1,235,365	$1,246,459

On September 5, 2013, the Company entered into an amendment (“2013 Amended Credit Agreement”) to the Amended Credit Agreement. The 2013 Amended Credit Agreement caused the issuance of two new term loans, Senior Secured Term B-1 (“B-1 Term Loan”) of $325,000 and Senior Secured Term B-2 (“B-2 Term Loan”) of $885,000, and a new Revolving Credit Agreement (“New Revolver”) with a commitment amount of $75,000. The proceeds of the borrowings under the 2013 Amended Credit Agreement were used to repay amounts outstanding under the previous credit facility and to fund the acquisition of the proppant assets of FTSI (see note 8). The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

The B-1 Term Loan matures on March 15, 2017 and requires quarterly principal repayments of $800 (1% annually) with the balance due at maturity. The B-1 Term Loan initially bore interest at the Eurodollar rate plus 4.00% or the Base Rate plus 3.00%. The B-2 Term Loan matures on September 5, 2019 and requires quarterly principal repayments of $2,200 (1% annually) with the balance due at maturity. The B-2 Term Loan initially bore interest at the same rate as the B-1 Term Loan except that the Eurodollar rate has a floor of 1.00% and the Base Rate has a floor of 2.00%. The New Revolver expires on September 5, 2018 and bears interest at the same rate as the B-1 Term Loan. The applicable margin on the loans is reduced by 0.25% if the Company’s leverage ratio falls below 2.75.

Subsequently in March 2014, the Company amended the existing credit agreement whereby the applicable margin for B-1 and B-2 Base Rate loans was reduced to 2.5% and B-1 and B-2 Eurodollar Rate loans wasreduced to 3.5%. As of December 31, 2014, the borrowings for the B-1 Term Loan and the New Revolver bore interest at 3.8% and the B-2 Term Loan at 4.5%. Additionally, the Company pays a commitment fee of 0.5% per annum, based on the daily average of the unused commitment under the New Revolver.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The terms of the 2013 Amended Credit Agreement provide for customary representations and warranties and affirmative covenants. The credit facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions. The Company must maintain a leverage ratio as of the end of each quarter of no more than 4.75 if the aggregate revolver borrowing is equal to or greater than 25% of the total revolver commitment.

In February 2014 the Company executed a joinder agreement to borrow $41,000 as an additional B-2 Term Loan. The proceeds of this borrowing were used to repay then outstanding amounts under the New Revolver. The additional borrowings mature on the same date as the then existing B-2 Term Loan (September 5, 2019) and the required quarterly principal repayments for the B-2 Term Loan were increased by one-quarter of 1% of the amount borrowed with the balance due at maturity. There were no other changes in the terms, interest rates or covenants of the 2013 Amended Credit Agreement.

In August and September 2014, the Company executed additional joinder agreements for incremental revolving commitments to the Revolving Credit Facility for $46,629 and $3,371 respectively, which brings the Company’s total Revolving Credit Facility commitment to $125,000. As of December 31, 2014, there was $113,467 available borrowing remaining on this facility due to $11,533 of outstanding letters of credit that reduce the amount available to borrow. There were no other changes in the terms, interest rates or covenants of the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.05% at December 31, 2014. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

Maturities of long-term debt are as follows:

	Capital Lease Obligations			Other Long-term Debt	Total Principal Payments
	Lease Payment	Less Interest	Present Value
Year Ended
2015	$5,209	$285	$4,924	$13,508	$18,432
2016	3,640	128	3,512	12,525	16,037
2017	1,918	38	1,880	322,693	324,573
2018	239	11	228	9,277	9,505
2019	183	3	180	873,874	874,054
Thereafter	—	—	—	10,038	10,038

	$11,189	$465	$10,724	$1,241,915	$1,252,639

Information pertaining to assets and related accumulated depreciation in the balance sheet for capital lease items is as follows:

	2014	2013
Cost	$18,131	$11,648
Accumulated depreciation	(5,111)	(2,011)

Net book value	$13,020	$9,637

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

11.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Numerator:
Net income attributable to FMSA Holdings Inc.	$170,450	$103,961	$148,886
Denominator:
Basic weighted average shares outstanding	157,949,664	156,008,218	155,826,794
Dilutive effect of employee stock options	8,327,460	8,629,336	8,501,530

Diluted weighted average shares outstanding	166,277,124	164,637,554	164,328,324

Earnings per common share—basic	$1.08	$0.67	$0.96
Earnings per common share—diluted	$1.03	$0.63	$0.91

The calculation of diluted weighted average shares outstanding for 2014, 2013, and 2012 excludes 715,068, 1,112,038, and 1,442,620 potential common shares because the effect of including those potential common shares would be antidilutive.

12.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The notional value of these swap agreements is $542,300 at December 31, 2014 and effectively fixes the variable rate in a range of 0.830% to 3.115%. The notional amount of these instruments is scheduled to increase over time to provide a hedge against variable interest rate debt. The interest rate swap agreements mature at various dates between March 31, 2015 and September 5, 2019.

Certain of the interest rate swaps qualify for cash flow hedge accounting treatment. The following table summarizes the fair values and the respective classification in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	2014	2013
Designated as hedges	Other long-term liabilities	$(10,253)	$(2,297)
Not designated as hedges	Other long-term liabilities	(1,443)	(3,340)
Designated as hedges	Other assets	333	2,706

		$(11,363)	$(2,931)

In the years ended December 31, 2014 and 2012, we recognized $21 and $0, respectively, in interest expense, representing the ineffective portion of our interest rate swap agreements designated as hedges. In the year ended December 31, 2013, we recognized $15 in interest income, representing the ineffective portion of our interest rate swap agreements designed as hedges. We expect $3,382 to be reclassified from accumulated other comprehensive income into interest expense in the year ending December 31, 2015.

13.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The Company is also liable for contingent consideration from an

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

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

Level 1    Quoted market prices in active markets for identical assets or liabilities

Level 2    Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3    Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, accounts payable, and revolving credit facilities are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt is recognized at amortized cost. The value of the Company’s Term B-1 and Term B-2 loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent active market prices and therefore is considered Level 1. The fair value of the Company’s Term B-1 loan was $295,750 and $329,469 and Term B-2 loan was $796,500 and $898,496 at December 31, 2014 and 2013, respectively.

The following table presents the amounts carried at fair value as of December 31, 2014 and 2013 for the Company’s other financial instruments.

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2014
Interest rate swap agreements	$—	$(11,363)	$—	$(11,363)

	$—	$(11,363)	$—	$(11,363)

December 31, 2013
Contingent consideration liability	$—	$—	$(9,833)	$(9,833)
Interest rate swap agreements	—	(2,931)	—	(2,931)

	$—	$(2,931)	$(9,833)	$(12,764)

14.	Income Taxes

Income before provision for income taxes includes the following components:

	2014	2013	2012
United States	$238,332	$137,456	$205,493
Foreign	9,704	12,420	14,349

	$248,036	$149,876	$219,842

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The components of the provision for income taxes are as follows:

	2014	2013	2012
Federal	$30,656	$34,578	$51,537
State and local	3,754	3,329	2,429
Foreign	5,193	6,486	6,318

Sub-total	39,603	44,393	60,284
Change in deferred	37,810	826	10,085

Total	$77,413	$45,219	$70,369

The difference between the statutory federal and state income tax rates and the Company’s effective tax rate is due principally to tax depletion and nondeductible expenses. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2014	2013	2012
U.S. Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net	1.2	2.2	1.1
Foreign tax rate differential and adjustment	0.6	1.4	0.6
U.S. statutory depletion	(5.8)	(6.9)	(3.2)
Manufacturers deduction	(0.9)	(2.1)	(2.4)
Other items, net	1.1	0.6	0.9

Effective rate	31.2%	30.2%	32.0%

Significant components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Current:
Accrued liabilities	$1,924	$2,976
Inventory	3,435	8,346
Foreign tax credit carryforwards	—	426
Valuation allowance	(201)	—

	5,158	11,748

Long-term:
Property, plant and equipment	(99,352)	(65,028)
Stock compensation	19,702	15,921
Deferred compensation	1,274	1,372
Interest rate derivatives	4,221	1,026
Additional pension liability	1,590	978
Intangibles	(3,370)	(542)
Other assets	1,383	(578)
Foreign tax credit carryforwards	1,309	—
Valuation allowance	(1,108)	—

	(74,351)	(46,851)

Net deferred tax (liabilities) assets	$(69,193)	$(35,103)

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

As of December 31, 2014 and 2013, the Company had deferred tax assets relating to foreign tax credit carryforwards of $1,309 and $426, respectively, which are available to be utilized through 2024. The Company has provided a valuation allowance to reduce the carrying value of these deferred tax assets in 2014, as management has concluded that, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2014 and 2013, and 2012, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $14,003, $12,368, and $16,411, respectively. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if the Company was to conclude that such earnings will be remitted in the foreseeable future.

The Company or its subsidiaries file income tax returns in the United States, Canada, China, Mexico, and Denmark. The Company is subject to income tax examinations for its U.S. Federal income taxes for the preceding three fiscal years and, in general, is subject to state and local income tax examinations for the same periods. The Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2009, Mexico for years after 2008, and China and Denmark for years after 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Uncertain tax benefits balance as of January 1	$3,038	$3,366	$2,249
Increases (decreases) for tax positions in prior years	2,201	—	99
Increases (decreases) for tax positions in current year	88	143	1,018
Lapses in statutes of limitations	—	(471)	—

	$5,327	$3,038	$3,366

Interest and penalty amounts previously included in the reconciliation have been removed.

At December 31, 2014 and 2013, the Company had $5,327 and $3,038, respectively, of unrecognized tax benefits. If the $5,327 were recognized, the full amount would affect the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. Interest and penalties are recorded in provision for income taxes. At December 31, 2014 and 2013, the Company had $1,365 and $1,506, respectively, of accrued interest and penalties related to unrecognized tax benefits recorded.

15.	Common Stock and Stock Based Compensation

The Company has a single class of par value $0.01 per share common stock. Each share of common stock has identical rights and privileges and is entitled to one vote per share. The company has authorized, but not issued, a single class of par value $0.01 per share preferred stock.

The Company has several stock plans that allow for granting of options to acquire common shares to employees and key non-employees. As of December 31, 2013, the plans consisted of the FML Holdings, Inc. Non-Qualified Stock Option Plan (the “1997 Plan”), the Long Term Incentive Compensation Plan (the “2006 Plan”), and the FML Holdings, Inc. Stock Option Plan (the “2010 Plan”). At December 31, 2014, the 1997 Plan, the 2006 Plan, and the 2010 Plan were still in existence, and a new plan, the FMSA Holdings Inc. 2014 Long Term Incentive Plan (the “LTIP”) was added as of September 11, 2014. The LTIP authorized and issued both non-qualified stock options as well as restricted stock units (“RSU’s”).

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

For all stock plans, the options are exercisable for a ten year period. Options are exercisable at times determined by the compensation committee of the Company and, as set forth in each individual option agreement. The options may become exercisable over a period of years or become exercisable only if performance or other goals set by the Board are attained, or may be a combination of both. Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the option expires, which is typically 10 years from the grant date. Options granted after 2009 contain a 7 year vesting period that may be shortened to five years upon attainment of certain Company performance, except for stock issued under the LTIP Plan, which has a 5 year vesting period that may be shortened to 3 years upon attainment of certain Company performance goals as determined by the compensation committee. The stock plans also contain a change in control provision that provides for immediate vesting upon certain changes of ownership of the company. All options granted prior to 2010 are fully vested. RSU’s granted under the LTIP vest after a 6 year period and vesting can be accelerated to 4 years upon attainment of certain Company performance goals as determined by the compensation committee.

The weighted-average fair value of RSU’s granted during the year ended December 31, 2014 was $12.96, based on the closing price of the underlying share as of the grant date. The weighted-average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $8.49, $5.35 and $5.45, respectively, based on the Black-Scholes-Merton options-pricing model, with the following assumptions:

	2014	2013	2012
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48.72%	46.38%	49.66%
Risk free interest rate	1.94 - 2.03%	1.12 - 2.00%	0.97 - 1.26%
Expected option life	6.5 years	6.5 years	6.5 years

The Company has no current plans to declare a dividend that would require a dividend yield assumption other than zero. Expected volatility is based on the volatilities of various comparable companies’ common stock. Although the Company has been publicly traded since October 3, 2014, the Company does not believe the expected volatility of options can yet be computed based solely on the price of the Company’s common stock. The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure. The risk free interest rate is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the expected option life. Because the Company does not have sufficient historical data to provide a reasonable basis to estimate the expected life of the options, the Company uses the simplified method, which assumes the expected life is the mid-point between the vesting date and the end of the contractual term.

In determining the underlying value of the Company’s stock prior to the commencement of public trading on October 3, 2014, the company used a combination of the guideline company approach and a discounted cash flow analysis. The key assumptions in this estimate include management’s projections of future cash flows, the Company-specific cost of capital used as a discount rate, lack of marketability discount, and qualitative factors to compare the Company to comparable guideline companies. Following the Company’s IPO on October 3, 2014, the shares were valued at the closing price as of the date of issuance.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The Company recorded $16,571, $10,133 and $11,434 of stock compensation expense related to these options and RSU’s, which is included in additional paid-in capital, for the years ended December 31, 2014, 2013 and 2012, respectively. Option activity during 2014 is as follows:

	Restricted Stock Units	Options	Weighted Average Exercise Price, Options
Outstanding at December 31, 2013	—	18,980,942	$3.98
Granted	258,536	2,243,864	15.86
Exercised	—	(4,677,788)	1.40
Forfeited	—	—	—
Expired	—	(440,300)	6.30

Outstanding at December 31, 2014	258,536	16,106,718	$6.19
Exercisable at December 31, 2014	—	11,493,056	$4.46

Options outstanding as of December 31, 2014 have an aggregate intrinsic value of $44,094 and a weighted average remaining contractual life of 6.6 years. Options that are exercisable as of December 31, 2014 have an aggregate intrinsic value of $39,653 and a weighted average remaining contractual life of 5.9 years. The aggregate intrinsic value represents the difference between the fair value of the Company’s shares of $6.92 per share at December 31, 2014 and the exercise price of the dilutive options, multiplied by the number of dilutive options outstanding at that date.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $51,410, $6,564 and $2,574, respectively.

Net cash proceeds from the exercise of stock options were $6,540, $1,277 and $716 in the years ended December 31, 2014, 2013 and 2012, respectively.

There was $16,143, $2,461, and $965 of income tax benefits realized from stock option exercises in the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, options to purchase 16,106,728 common shares were outstanding at a range of exercise prices of $1.43 to $20.52 per share. At December 31, 2013, options to purchase 18,980,942 common shares were outstanding. As of December 31, 2014, $19,874 of unrecognized compensation cost related to non-vested stock options and RSU’s is expected to be recognized over a weighted-average period of approximately 4.0 remaining years.

16.	Defined Benefit Plans

The Company maintains two defined benefit pension plans covering all union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. The plans are underfunded by $2,249 and $926 as of December 31, 2014 and 2013, respectively. The Company is expected to fund the minimum annual contributions as determined by applicable regulations, which will be $65 for 2015; the Company reserves the right to make contributions in excess of this amount.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The following assumptions were used to determine the Company’s obligations under the plans:

	Wedron Pension		Troy Grove Pension
	2014	2013	2014	2013
Discount rate	3.75%	4.50%	4.00%	5.00%
Long-term rate of return on plan assets	9.00%	9.00%	9.00%	9.00%

The difference in the discount rates used for the Wedron Pension and the Troy Grove Pension is due to the differing characteristics of the two plans, including employee characteristics and plan size. The Company uses a cash flow matching approach to determine its discount rate using each plan’s projected cash flows and the Citigroup Discount Curve.

The long term rate of return on assets is based on management’s estimate of future long term rates of return on similar assets and is consistent with historical returns on such assets.

The written investment policy for the pension plans includes a target allocation of about 70% in equities and 30% in fixed income investments. Only high-quality diversified securities similar to stocks and bonds are used. Higher-risk securities or strategies (such as derivatives) are not currently used but could be used incidentally by mutual funds held by the plan. The pension plans’ obligations are long-term in nature and the investment policy is therefore focused on the long-term. Goals include achieving gross returns at least equal to relevant indices. Management and the plans’ investment advisor regularly review and discuss investment performance, adherence to the written investment policy, and the investment policy itself.

Benefits under the Wedron plan were frozen effective December 31, 2012.The following relates to the defined benefit plans as of December 31, 2014 and 2013:

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$7,418	$8,105
Service cost	74	86
Interest cost	332	300
Actuarial (gain) loss	1,568	(805)
Benefit payments	(246)	(268)

Benefit obligation at end of year	$9,146	$7,418

Change in plan assets
Fair value of plan assets at beginning of year	$6,492	$5,552
Actual return on plan assets	454	887
Employer contributions	197	321
Benefit payments	(246)	(268)

Fair value of plan assets at end of year	$6,897	$6,492

Accrued benefit cost	$(2,249)	$(926)

The accrued benefit cost is included in the Consolidated Balance Sheets in other long-term liabilities.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The following relates to the defined benefit plans as of December 31, 2014, 2013, and 2012:

	2014	2013	2012
Components of net periodic benefit cost
Service cost	$74	$86	$211
Interest cost	332	300	306
Expected return on plan assets	(585)	(503)	(433)
Amortization of prior service cost	19	19	19
Amortization of net actuarial loss	159	253	265

Net periodic benefit cost	$(1)	$155	$368

Changes in other comprehensive income (loss)
Net actuarial gain (loss)	$(1,699)	$1,189	$(25)
Amortization of prior service costs	16	19	19
Amortization of net actuarial loss	164	253	265
Deferred tax asset	569	(565)	(93)

Other comprehensive loss	$(950)	$896	$166

The net actuarial loss and prior service cost that the Company expects will be amortized from accumulated other comprehensive loss into periodic benefit cost in the year ending December 31, 2015, are $265 and $19, respectively.

Benefits expected to be paid out over the next ten years:

Year Ending	Benefit Payment
2015	$321
2016	350
2017	382
2018	414
2019	439
2020-2024	2,540

Fair value measurements for assets held in the benefit plans as of December 31, 2014 are as follows:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance at December 31, 2014
Cash	$443	$—	$—	$443
Fixed income	2,212	—	—	2,212
Mutual funds	4,242	—	—	4,242

	$6,897	$—	$—	$6,897

17.	Other Benefit Plans

Certain union employees participate in a multiemployer defined benefit pension plan under which monthly contributions are made by the Company based upon payroll costs as governed by the collective bargaining

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

agreement. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the multiemployer plan an amount based on the underfunded status of the multiemployer plan, referred to as a withdrawal liability. The Company has no plans or intentions to stop participating in the plan as of December 31, 2014. Pension expense for such plans totaled $(1), $155, and $368 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company has a defined contribution plan (401(k) Plan) covering substantially all employees. Under the provisions of the 401(k) Plan, the Company matches 50% of each employee’s contribution up to 5% of an employee’s annual salary. Company contributions were $1,179, $965, and $739 for the years ended December 31, 2014, 2013, and 2012, respectively. Included in these contributions are Company contributions to the 401(k) Plan for Wedron Silica union members, which were $315, $266, and $0 for the years ended December 31, 2014, 2013, and 2012 respectively.

The Company previously maintained an Employee Stock Bonus Plan (ESBP). This plan covered substantially all non-union employees. Discretionary contributions accrued at December 31, 2014 and 2013 were $4,295 and $2,103, respectively. Participant accounts in the Employee Stock Bonus Plan held 6,903,326 and 8,115,086 of common stock shares of the Company as of December 31, 2014 and 2013.

The Company, as plan sponsor, merged the ESBP with the 401(K) Plan as of January 1, 2015. All of the assets of the ESBP were rolled over and credited to plan accounts in the 401(k) Plan.

Effective January 1, 1999, the Company adopted a Supplemental Executive Retirement Plan (SERP) for certain employees who participate in the Company’s 401(k) plan and/or the Employee Stock Bonus Plan (ESBP). The purpose of the SERP is to provide an opportunity for the participants of the SERP to defer compensation and to receive their pro rata share of former ESBP contributions. Due to income restrictions imposed by the IRS code, such contributions were formerly made to the ESBP but, in some instances, were forfeited by these employees to the remaining ESBP participant accounts. Accrued Company contributions to the SERP were $151 and $15 for the years ended December 31, 2014 and 2013, respectively.

The Company has deferred compensation agreements with various management employees that provide for supplemental payments upon retirement. These amounts are being accrued for over the estimated employment periods of these individuals.

18.	Self-Insured Plans

Certain subsidiaries, located in Illinois and Michigan, are self-insured for workers’ compensation up to $1,000 per occurrence and $3,000 in the aggregate. The Company has an accrued liability of $388 and $748 as of December 31, 2014 and 2013, respectively, for anticipated future payments on claims incurred to date. Management believes these amounts are adequate to cover all required payments.

The Company is also self-insured for medical benefits. The Company has an accrued liability of $3,506 and $2,017 as of December 31, 2014 and 2013, respectively, for anticipated future payments on claims incurred to date. Management believes this amount is adequate to cover all required payments.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

19.	Commitments and Contingencies

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

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred. Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others a combination thereof. Total royalty expense was $3,786, $1,818 and $1,503 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $56,247, $34,195, and $25,375 for the years ended December 31, 2014, 2013, and 2012, respectively.

Minimum lease payments, primarily for railcars, equipment and office leases, due under the long-term operating lease obligations are shown below. The table below now properly includes railcar leases, which comprise substantially all of the Company’s equipment lease obligations.

	Equipment	Real Estate	Total
2015	$53,838	$2,699	$56,537
2016	46,503	2,378	48,881
2017	36,078	1,669	37,747
2018	28,171	1,472	29,643
2019	14,676	1,335	16,011
Thereafter	3,993	2,491	6,484

Total	$183,259	$12,044	$195,303

20.	Transactions With Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $2,902, $1,382, and $3,463 in the years ended December 31, 2014, 2013, and 2012, respectively.

The Company had purchases from an affiliated entity for material purchases related to its operations in China of $44, $32, and $334 in the years ended December 31, 2014, 2013, and 2012, respectively.

The Company paid a management fee of $825, $2,821, and $1,000 in the years ended December 31, 2014, 2013, and 2012, respectively. Concurrent with the Company’s initial public offering on October 3, 2014, the Company no longer pays a management fee to American Securities LLC.

21.	Segment Reporting

The Company organizes its business into two reportable segments, Proppant Solutions and Industrial & Recreational Products. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

The chief operating decision maker primarily evaluates an operating segment’s performance based on segment contribution margin, which excludes certain corporate costs not associated with the operations of the segment. These corporate costs are separately stated below and include costs that are related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources. The other accounting policies of the segments are the same as those in the summary of significant accounting policies included in Note 2.

	Year Ended December 31,
	2014	2013	2012
Revenue
Proppant Solutions	$1,232,232	$856,212	$757,851
Industrial & Recreational Products	124,226	132,174	127,339

Total revenue	1,356,458	988,386	885,190
Segment contribution margin
Proppant Solutions	430,779	296,320	316,251
Industrial & Recreational Products	34,473	34,765	37,837

Total segment contribution margin	465,252	331,085	354,088
Operating expenses excluded from segment contribution margin
Cost of sales	—	4,959	—
Selling, general, and administrative	74,475	47,440	36,745
Depreciation, depletion, and amortization	59,379	37,771	27,690
Stock compensation expense	16,571	10,133	11,434
Other operating expense (income)	3,163	2,826	(207)
Interest expense, net	60,842	61,926	56,714
Loss on extinguishment of debt	—	11,760	—
Other non-operating expense	2,786	4,394	1,870

Income before provision for income taxes	$248,036	$149,876	$219,842

Total assets reported in the Proppant Solutions segment were $1,271,700 and total assets reported in the I&R segment were $63,270 as of December 31, 2014.

The Company’s two largest customers, Haliburton and FTSI, accounted for 19% and 16% of consolidated net sales in the year ended December 31, 2014 and 19% and 11% of consolidated net sales in the year ended December 31, 2013, respectively. In the year ended December 31, 2012, the Company’s two largest customers, Haliburton and Baker Hughes, accounted for 25% and 11% of consolidated net sales. All three are customers of our Proppant Solutions segment.

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

22.	Geographic Information

The following tables show total Company revenues and long-lived assets. Revenues are attributed to geographic regions based on the selling location. Long-lived assets are located in the respective geographic regions.

	Year Ended December 31,
	2014	2013	2012
Revenue
Domestic	$1,254,071	$920,636	$795,372
International	102,387	67,750	89,818

Revenue	$1,356,458	$988,386	$885,190

	As of December 31,
	2014	2013
Long-lived assets
Domestic	$832,280	$737,652
International	8,994	11,186

Long-lived assets	$841,274	$748,838

23.	Quarterly Financial Data (unaudited)

The following table sets forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2014 and 2013. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Revenue	$294,932	$334,291	$373,479	$353,756
Cost of sales	191,112	211,190	228,583	220,569
Operating expenses	36,745	43,930	50,525	62,140
Interest expense, net	17,906	16,572	16,567	9,797
Other non-operating expense	291	250	2,206	39
Provision for income taxes	14,266	18,146	21,436	23,565

Net income	34,612	44,203	54,162	37,646
Less: Net income attributable to the non-controlling interest	73	282	85	(267)

Net income attributable to FMSA Holdings Inc.	34,539	43,921	54,077	37,913

Earnings per share, basic	$0.22	$0.28	$0.34	$0.24
Earnings per share, diluted	$0.21	$0.27	$0.32	$0.23
Weighted average common shares outstanding, basic	156,462,356	156,684,036	158,049,782	160,542,636
Weighted average common shares outstanding, diluted	165,082,614	165,642,288	166,911,474	167,025,422

FMSA Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenue	$220,047	$228,194	$265,667	$274,478
Cost of sales	132,133	134,273	165,666	195,770
Operating expenses	26,504	29,710	33,932	42,442
Interest expense, net	12,993	13,548	16,224	19,161
Loss on extinguishment of debt	—	—	11,760	—
Other non-operating expense	320	250	2,037	1,787
Provision for income taxes	14,504	15,190	11,032	4,493

Net income	33,593	35,223	25,016	10,825
Less: Net income attributable to the non-controlling interest	36	216	269	175

Net income attributable to FMSA Holdings Inc.	33,557	35,007	24,747	10,650

Earnings per share, basic	$0.22	$0.22	$0.16	$0.07
Earnings per share, diluted	$0.20	$0.21	$0.15	$0.06
Weighted average common shares outstanding, basic	155,877,318	155,958,000	155,992,136	156,185,596
Weighted average common shares outstanding, diluted	164,601,208	164,508,830	164,600,392	164,826,390

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting

Prior to our initial public offering, or IPO, we were a private company and were not required to test our internal controls on a systematic basis. Subsequent to our IPO, we ceased to be an emerging growth company on December 31, 2014, and therefore, we are required to conduct an assessment of, as well as have an audit of, the effectiveness of our internal control over financial reporting, beginning with our annual report for the fiscal year ending December 31, 2015.

We have begun the process of evaluating our internal control over financial reporting and expect to complete our documentation and testing in 2015, using the Committee of Sponsoring Organizations (COSO) 2013 Internal Control – Integrated Framework.

Based on our evaluation to date, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014 as described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting was identified as we did not design or maintain effective controls over the recording and review of journal entries for validity, accuracy, and completeness. Specifically, certain key accounting personnel had the ability to prepare and post journal entries without an appropriately designed independent review. This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would not be prevented or detected on a timely basis.

The material weakness did not result in any audit adjustments or misstatements.

We are remediating this material weakness as described below under “Remediation.” As we continue our evaluation of our internal control over financial reporting, we may identify additional deficiencies, possibly significant deficiencies or material weaknesses, in the effectiveness of internal control over financial reporting that would require additional remediation by us. We cannot predict the outcome of our evaluation, or any possible additional remediation efforts that may be needed, at this time.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation

As of March 25, 2015, we have removed the ability of key supervisory persons to create manual journal entries, and are in the process of implementing controls to address the completeness of manual journal entry reviews that occur as part of our existing control environment.

Additionally, as of March 25, 2015, we have also implemented changes to our existing account reconciliation process to enhance the independence of the review process as part of our existing control environment.

We believe the design and implementation of these controls, which will be tested by management during 2015, will remediate the material weakness.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of December 31, 2014. This material weakness did not result in any audit adjustments or misstatements.

ITEM 9B. OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2015, which will be filed on April 9, 2014 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers, including their ages, as of February 16, 2015. There are no family relationships between any of our executive officers.

Name	Age	Position
Jenniffer D. Deckard	49	President and Chief Executive Officer
Christopher L. Nagel	53	Executive Vice President and Chief Financial Officer
Gerald L. Clancey	45	Executive Vice President
David J. Crandall	48	Vice President, Secretary and General Counsel
Joseph D. Fodo	58	Executive Vice President and Chief Operating Officer
Van T. Smith	46	Executive Vice President

Executive Officers

Jenniffer D. Deckard, age 49, has served as President, Chief Executive Officer and Director of Fairmount Santrol since 2013. Previously, Ms. Deckard served as President from January 2011 until May 2013, Vice President of Finance and Chief Financial Officer from 1999 until 2011, Corporate Controller from 1996 to 1999 and Accounting Manager from 1994 until 1996. In her local community, Ms. Deckard serves on the boards of the Cleveland Foundation, the Greater Cleveland Partnership, the Chardon Healing Fund, and the First Tee of Cleveland. She also serves on the Case Western Weatherhead School of Management’s Visiting Committee and the Board of Directors for the Fairmount Santrol Foundation. Ms. Deckard received a B.S. from the University of Tulsa and an MBA from Case Western Reserve University

Christopher L. Nagel, age 53, has served as Chief Financial Officer since joining the company in June 2011. Previously, he was the Chief Financial Officer of Enesco, Inc. from 2010 until May 2011, and Chief Financial Officer of FreightCar America from 2009 until 2010. Mr. Nagel has also held management positions at Wallick Companies and Scotts MiracleGro. He received a B.S. from The Ohio State University.

Gerald L. Clancey, age 45, has served as Executive Vice President of Supply Chain and I&R since 2011. He previously served as Vice President of Sales for the industrial and recreational markets from 2002 to 2011 and as General Sales Manager for the company’s TechniSand resin-coated foundry division from 1998 to 2002. He has served on the Board of Directors for the Foundry Educational Foundation and was the President of the foundation for the 2009-2010 term. Mr. Clancey received a B.S. from Kent State University and an M.B.A. from the University of Notre Dame.

David J. Crandall, age 48, has served as Vice President, General Counsel and Secretary since he joined the company in 2011. Previously, he was a partner at Calfee, Halter & Griswold, L.L.P, where he practiced general corporate and merger and acquisition law. He graduated Phi Beta Kappa, magna cum laude, with a B.S. in economics from Allegheny College, and graduated cum laude from the Syracuse University College of Law.

Joseph D. Fodo, age 58, has served as Executive Vice President and Chief Operating Officer since January 2011. Previously, Mr. Fodo served as Vice President of Operations from January 2002 until January 2011 and Director of Operations and Vice President of Operations within the Industrial Sand Division, from October 1999 until January 2002. Prior to joining the company, Mr. Fodo was Vice President of Operations for Oglebay Norton. He

currently serves as the Chairman of the Sustainable Development Task Force for The Industrial Minerals Association of North America and as a board member for the National Industrial Sand Association. Mr. Fodo received a B.S. in mining engineering from The Ohio State University.

Van T. Smith, age 46, has served as Executive Vice President since 2012. Previously, he served as Vice President from 2010 until 2012 and Corporate Account Manager from 2007 until 2010. Prior to 2007, Mr. Smith served in a variety of technical and sales roles since joining the company in 1991. He is an active member of the Society of Petroleum Engineers and currently serves on Fairmount Santrol’s advisory committee for sustainable development. Mr. Smith received a B.S. from the University of Virginia and an Executive M.B.A. from Rice University.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

A)	The consolidated financial statements of FMSA Holdings Inc. and Subsidiaries contained in Part II, Item 8 of the Annual Report on Form 10-K:

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

B)	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012, contained on page 109 of this Annual Report on Form 10-K.

C)	The exhibits listed in the Exhibit Index beginning on page 110 of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

FMSA HOLDINGS INC.

By:	/s/ Jenniffer D. Deckard
Jenniffer D. Deckard
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jenniffer D. Deckard Jenniffer D. Deckard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015

/s/ Christopher L. Nagel Christopher L. Nagel	Chief Financial Officer and Executive Vice President of Finance (Principal Financial and Accounting Officer)	March 31, 2015

/s/ William E. Conway William E. Conway	Director	March 31, 2015

/s/ Charles D. Fowler Charles D. Fowler	Director	March 31, 2015

/s/ Stephen J. Hadden Stephen J. Hadden	Director	March 31, 2015

/s/ Michael C. Kearney Michael C. Kearney	Director	March 31, 2015

/s/ William P. Kelly William P. Kelly	Director	March 31, 2015

/s/ Matthew F. LeBaron Matthew F. LeBaron	Director	March 31, 2015

/s/ Michael E. Sand Michael E. Sand	Director	March 31, 2015

/s/ Lawrence N. Schultz Lawrence N. Schultz	Director	March 31, 2015

FMSA Holdings Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)

Allowance for doubtful accounts:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2014	796	3,605	—	(146)	4,255
Year ended December 31, 2013	1,189	1,741	—	(2,134)	796

Valuation allowance for net deferred tax liabilities:	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2014	—	1,309	—	—	1,309
Year ended December 31, 2013	—	—	—	—	—

FMSA HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. Exhibits included in this filing are designated by an asterisk (*). All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

2.1	Interests Purchase Agreement, dated as of April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC and Self-Suspending Proppant LLC (incorporated by reference to Exhibit 2.1 on Form S-1, filed on September 18, 2014).

3.1	Form of Third Amended and Restated Certificate of Incorporation of FMSA Holdings Inc. (incorporated by reference to Exhibit 3.1 on Form S-1, filed on September 18, 2014).

3.2	Form of Fourth Amended and Restated Bylaws of FMSA Holdings Inc. (incorporated by reference to Exhibit 3.2 on Form S-1, filed on September 18, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 on Form S-1, filed on September 26, 2014).

10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of September 5, 2013 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent, as Collateral Agent and as Revolving Administrative Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.1 on Form S-1, filed on August 22, 2014).

10.2	Amendment Agreement dated as of September 5, 2013 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent and as Collateral Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.2 on Form S-1, filed on August 22, 2014).

10.3	First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated as of March 27, 2014 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent, as Collateral Agent and as Revolving Administrative Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.3 on Form S-1, filed on August 22, 2014).

10.4	Joinder Agreement, dated as of February 14, 2014 by and among Barclays Bank PLC, Fairmount Minerals, Ltd., as borrower representative and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.4 on Form S-1, filed on August 22, 2014).

10.5	Joinder Agreement, dated as of August 29, 2014 by and among Barclays Bank PLC, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, Jefferies Finance LLC, Keybank National Association and Royal Bank of Canada (collectively, the “Incremental Revolving Loan Lenders”), Fairmount Santrol Inc., as borrower representative and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.5 on Form S-1, filed on September 15, 2014).

10.6	Joinder Agreement, dated as of September 18, 2014 by and among JPMorgan Chase Bank, N.A. (the “Incremental Revolving Loan Lender”), Fairmount Santrol Inc., as borrower representative and Barclay’s Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.6 on Form S-1, filed on September 22, 2014).

FMSA HOLDINGS INC.

EXHIBIT INDEX

(continued)

Exhibit No.	Description

10.7	Form of Fourth Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.7 on Form S-1, filed on September 18, 2014).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 on Form S-1, filed on September 18, 2014).

10.9	Form of FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.10	Form of Stock Option Agreement for FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.11	Amendment I to the FMSA Holdings Inc. Non-Qualified Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.10 on Form S-1, filed on September 18, 2014).

10.12	Form of FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 on Form S-1, filed on September 18, 2014).

10.13	Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 on Form S-1, filed on September 18, 2014).

10.14	Amendment I to the FMSA Holdings Inc. Long Term Incentive Compensation Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 on Form S-1, filed on September 18, 2014).

10.15	Form of FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 on Form S-1, filed on September 18, 2014).

10.16	Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 on Form S-1, filed on September 18, 2014).

10.17	Amendment I to the FMSA Holdings Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.16 on Form S-1, filed on September 18, 2014).

10.18	Form of FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 on Form S-1, filed on September 18, 2014).

10.19	Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 on Form S-1, filed on September 18, 2014).

10.20	Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 on Form S-1, filed on September 18, 2014).

10.21	Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 on Form S-1, filed on September 18, 2014).

10.22	Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 on Form S-1, filed on September 18, 2014).

21.1*	List of Subsidiaries of FMSA Holdings Inc.

23.1*	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

FMSA HOLDINGS INC.

EXHIBIT INDEX

(continued)

Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit.

99.1*	Consent of PropTester, Inc.

99.2*	Consent of KELRIK, LLC

99.3*	Consent of GZA GeoEnvironmental, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document