Form 10-Q
period 2015-03-31
FMSA HOLDINGS INC
filed 2015-05-15
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of April 30, 2015: 161,341,302

FMSA Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)

Revenue	$301,490	$294,933
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	202,548	191,112

Operating expenses
Selling, general and administrative expenses	24,020	21,778
Depreciation, depletion and amortization expense	16,223	12,938
Stock compensation expense	1,883	2,094
Other operating expense (income)	(313)	(65)

Income from operations	57,129	67,076

Interest expense, net	15,308	17,906
Other non-operating expense	324	291

Income before provision for income taxes	41,497	48,879

Provision for income taxes	10,617	14,265

Net income	30,880	34,614
Less: Net income attributable to the non-controlling interest	121	73

Net income attributable to FMSA Holdings Inc.	$30,759	$34,541

Earnings per share
Basic	$0.19	$0.22
Diluted	$0.18	$0.21

Weighted average number of shares outstanding
Basic	160,948,858	156,462,356
Diluted	166,330,707	165,082,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net income	$30,880	$34,614
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(3,233)	(435)
Pension obligations	49	28
Change in fair value of derivative agreements	(2,735)	(1,913)

Total other comprehensive income (loss), net of tax	(5,919)	(2,320)
Comprehensive income	24,961	32,294
Comprehensive income attributable to the non-controlling interest	121	73

Comprehensive income attributable to FMSA Holdings Inc.	$24,840	$32,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$118,372	$76,923
Accounts receivable, net	177,444	206,094
Inventories	115,748	131,613
Deferred income taxes	5,158	5,158
Prepaid expenses and other assets	33,132	40,766

Total current assets	449,854	460,554

Property, plant and equipment, net	859,930	841,274
Goodwill	84,649	84,677
Intangibles, net	99,466	100,769
Other assets	26,389	26,742

Total assets	$1,520,288	$1,514,016

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$17,277	$17,274
Accounts payable	70,527	88,542
Accrued expenses	30,908	36,025

Total current liabilities	118,712	141,841
Long-term debt	1,233,544	1,235,365
Deferred income taxes	74,613	74,351
Other long-term liabilities	32,439	28,985

Total liabilities	1,459,308	1,480,542

Commitments and contingent liabilities
Equity
Common stock: $0.01 par value, 272,000,000 authorized shares
Shares outstanding: 161,133,766 and 160,913,266 at March 31, 2015 and December 31, 2014, respectively	2,388	2,387
Preferred stock: $0.01 par value, 100,000,000 authorized shares
Shares outstanding: 0 at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	774,432	771,888
Retained earnings	527,938	497,179
Accumulated other comprehensive income (loss)	(18,728)	(12,809)

Total equity attributable to FMSA Holdings Inc. before treasury stock	1,286,030	1,258,645
Less: Treasury stock at cost
Shares in treasury: 77,765,480 at March 31, 2015 and December 31, 2014, respectively	(1,227,663)	(1,227,663)

Total equity attributable to FMSA Holdings Inc.	58,367	30,982
Non-controlling interest	2,613	2,492

Total equity	60,980	33,474

Total liabilities and equity	$1,520,288	$1,514,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Equity (deficit) attributable to FMSA Holdings Inc.
					Additional		Other				Non-
	Common	Common	Preferred	Preferred	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2013	$2,341	156,462	$—	—	$733,088	$326,729	$(3,536)	$(1,227,001)	77,706	$(168,379)	$3,021	$(165,358)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,094	—	—	—	—	2,094	—	2,094
Tax effect of stock options exercised	—	—	—	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	34,541	—	—	—	34,541	73	34,614
Other comprehensive income (loss)	—	—	—	—	—	—	(2,320)	—	—	(2,320)	—	(2,320)

Balances at March 31, 2014	$2,341	156,462	$—	—	$735,182	$361,270	$(5,856)	$(1,227,001)	77,706	$(134,064)	$3,094	$(130,970)

Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	1	221	—	—	785	—	—	—	—	786	—	786
Stock compensation expense	—	—	—	—	1,883	—	—	—	—	1,883	—	1,883
Tax effect of stock options exercised	—	—	—	—	(124)	—	—	—	—	(124)	—	(124)
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	30,759	—	—	—	30,759	121	30,880
Other comprehensive income (loss)	—	—	—	—	—	—	(5,919)	—	—	(5,919)	—	(5,919)

Balances at March 31, 2015	$2,388	161,134	$—	—	$774,432	$527,938	$(18,728)	$(1,227,663)	77,765	$58,367	$2,613	$60,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$30,880	$34,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	14,920	11,602
Amortization	2,993	2,950
Inventory reserve adjustment	1,241	—
Unrealized loss (gain) on interest rate swaps	18	100
Deferred income taxes	262	1,353
Stock compensation expense	1,883	2,094
Change in operating assets and liabilities, net of acquired balances:
Accounts receivable	28,650	(51,489)
Inventories	14,624	(1,769)
Prepaid expenses and other assets	3,567	14,308
Accounts payable	(17,255)	(100)
Accrued expenses	(4,363)	8,411

Net cash provided by operating activities	77,420	22,074

Cash flows from investing activities
Capital expenditures	(31,855)	(29,835)

Net cash used in investing activities	(31,855)	(29,835)

Cash flows from financing activities
Proceeds from issuance of term loans	—	41,000
Payments on term debt	(3,128)	(3,128)
Change in other long-term debt and capital leases	(1,479)	(1,105)
Proceeds from borrowing on revolving credit facility	—	4,000
Payments on revolving credit facility	—	(41,000)
Proceeds from option exercises	786	—
Tax effect of stock options exercised and dividend equivalents	(124)	—
Financing costs	—	(1,699)

Net cash used in financing activities	(3,945)	(1,932)

Foreign currency adjustment	(171)	(20)

Increase (decrease) in cash and cash equivalents	41,449	(9,713)

Cash and cash equivalents:
Beginning of period	76,923	17,815

End of period	$118,372	$8,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of FMSA Holdings Inc. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of the reported interim periods. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the 2014 Annual Report on Form 10-K and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Under ASU 2014-09, companies recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new requirements significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and the interim periods within that year. As such, for a public business entity with a calendar year-end, the ASU would be effective on January 1, 2018, for both its interim and annual reporting periods. This proposal represents a one-year deferral from the original effective date. The proposed new effective date guidance will allow early adoption for all entities (i.e., both public business entities and other entities) as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. Early adoption by public business entities was not permitted under the original effective date guidance. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 – Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The amendments modify the evaluation of whether certain limited partnerships and similar entities are variable interest entities (VIEs) or voting interest entities, impact the consolidation analysis of VIEs, and provide an exception for certain registered money market funds. The Company does not have any unconsolidated or consolidated legal entities impacted by this amendment.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). Under Subtopic 835-30, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is required to be applied on retrospective basis. The Company is not required to adopt this reporting standard until reporting periods beginning after December 15, 2015. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

2.	Inventories

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014

Raw materials	$18,869	$19,803
Work-in-process	20,963	23,568
Finished goods	79,176	91,202

	119,008	134,573

Less: LIFO reserve	(3,260)	(2,960)

Inventories	$115,748	$131,613

3.	Property, Plant and Equipment

At March 31, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Land and improvements	$64,963	$63,800
Mineral reserves and mine development	275,515	303,804
Machinery and equipment	512,337	478,225
Buildings and improvements	146,611	146,165
Furniture, fixtures and other	3,729	3,604
Construction in progress	100,946	110,677

	1,104,101	1,106,275

Accumulated depletion and depreciation	(244,171)	(265,001)

Property, plant and equipment, net	$859,930	$841,274

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.	Long-Term Debt

At March 31, 2015 and December 31, 2014, long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
Term Loans - Term B-1	$319,221	$319,917
Term Loans - Term B-2	908,775	910,900
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	1,082	1,098
Capital leases, net	11,743	10,724

	1,250,821	1,252,639
Less: current portion	(17,277)	(17,274)

Long-term debt including leases	$1,233,544	$1,235,365

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

In March 2014 the Company amended the existing 2013 Amended Credit Agreement whereby the applicable margin for the Term Loan B-1 and the Term Loan B-2 base rate loans was reduced to 2.5% and the applicable margin for the Term Loan B-1 and the Term Loan B-2 Eurodollar rate loans was reduced to 3.5%.

In August and September 2014, the Company executed additional joinder agreements for incremental revolving commitments to the Revolving Credit Facility for $46,629 and $3,371 respectively, which brings the Company’s total Revolving Credit Facility commitment to $125,000. As of March 31, 2015, there was $113,467 available borrowing remaining on this facility. There were no other changes in the terms, interest rates or covenants of the Revolving Credit Facility.

As of April 30, 2015, Fairmount Santrol Inc., a direct wholly-owned subsidiary of the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”) to the 2013 Amended Credit Agreement. The Amendment provides for the extension of the maturity date of $45,919 of outstanding Tranche B-1 term loans from March 15, 2017 (the “Stated B-1 Maturity Date”) to September 5, 2019 (the “Extended Maturity Date,” which is the same maturity date applicable to Tranche B-2 term loans under the Credit Agreement). Such extended loans effectively will be converted to Tranche B-2 term loans, and will be treated as Tranche B-2 terms loans under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, the extended loans shall continue to amortize as Tranche B-1 term loans. The Company paid a fee of approximately $1,100 to the lender as an extension fee.

After the Amendment, $274,206 in principal amount of outstanding Tranche B-1 term loans mature on March 15, 2017 and $958,130 in principal amount of outstanding Tranche B-2 term loans (including Extended Loans) mature on September 5, 2019.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

5.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to FMSA Holdings Inc.	$30,759	$34,541
Denominator:
Basic weight average shares outstanding	160,948,858	156,462,356
Dilutive effect of employee stock options & RSU’s	5,381,849	8,620,258

Diluted weighted average shares outstanding	166,330,707	165,082,614

Earnings per common share - basic	$0.19	$0.22
Earnings per common share - diluted	$0.18	$0.21

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015 and 2014 excludes 6,416,198 and 2,717,314 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The notional value of these swap agreements is $590,225 at March 31, 2015 and effectively fixes the variable rate in a range of 0.83% to 3.115%. The notional amount of these instruments is scheduled to increase over time to provide a hedge against variable interest rate debt. The interest rate swap agreements mature at various dates between March 31, 2015 and September 5, 2019.

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

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2015	December 31, 2014
Designated as hedges	Other long-term liabilities	$(14,228)	$(10,253)
Not desiginated as hedges	Other long-term liabilities	(958)	(1,443)
Designated as hedges	Other assets	—	333

		$(15,186)	$(11,363)

The Company recognized $16 and $15 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the three months ended March 31, 2015 and 2014, respectively. The Company expects $3,069 to be reclassified from accumulated other comprehensive income into interest expense in the twelve-month period ending March 31, 2016.

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

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt is recognized at amortized cost. The value of the Company’s Term B-1 and Term B-2 loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent active market prices and therefore is considered Level 1. The fair value of the Company’s Term B-1 loan was $291,314 and $295,750 and Term B-2 loan was $798,185 and 794,500 at March 31, 2015 and December 31, 2014, respectively.

The following table presents the amounts carried at fair value as of March 31, 2015 and December 31, 2014 for the Company’s other financial instruments.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2015
Interest rate swap agreeements	$—	$(15,186)	$—	$(15,186)

	$—	$(15,186)	$—	$(15,186)

December 31, 2014
Interest rate swap agreeements	$—	$(11,363)	$—	$(11,363)

	$—	$(11,363)	$—	$(11,363)

8.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 54,740 and 0 shares of common stock in the three months ended March 31, 2015 and 2014, respectively. The average grant date fair value was $3.13 for options issued in the three months ended March 31, 2015. The Company was not publicly traded in the three months ended March 31, 2014. The company issued restricted stock units of 5,916 and 0 in the three months ended March 31, 2015 and 2014, respectively.

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

For the three months ended March 31, 2015, the Company recorded tax expense of $10,617 on income before income taxes of $41,497. For the three months ended March 31, 2014, the Company recorded tax expense of $14,265 on income before income taxes of $48,879. The effective tax rate for the three months ended March 31, 2015 was 25.6%, as compared with 29.2% for the three months ended March 31, 2014. The decrease in the effective tax rate from the corresponding fiscal period in 2014 was primarily due to a greater impact on the effective tax rate from the depletion deduction.

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

10.	Defined Benefit Plans

The Company maintains two multiemployer defined benefit pension plans covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. Net periodic benefit cost recognized for these plans for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$27	$19
Interest cost	85	83
Expected return on plan assets	(127)	(146)
Amortization of prior service cost	4	5
Amortization of net actuarial loss	70	40

Net periodic benefit cost	$59	$1

The Company contributed $18 and $78 during the three months ended March 31, 2015 and 2014, respectively. Total expected employer contributions during the year ending December 31, 2015 are $66.

11.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to FMSA Holdings Inc. at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(8,212)	$—	$(8,212)
Additional pension liability	(4,162)	1,563	(2,599)
Unrealized gain (loss) on interest rate hedges	(12,410)	4,493	(7,917)

	$(24,784)	$6,056	$(18,728)

	December 31, 2014
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(4,979)	$—	$(4,979)
Additional pension liability	(4,236)	1,588	(2,648)
Unrealized gain (loss) on interest rate hedges	(8,292)	3,110	(5,182)

	$(17,507)	$4,698	$(12,809)

The following table presents the changes in accumulated other comprehensive income by component for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Unrealized gain (loss) on interest rate hedges	Additional pension liability	Foreign currency translation	Total
Beginning balance	$(5,182)	$(2,648)	$(4,979)	$(12,809)
Other comprehensive income (loss) before reclassifications	(3,158)	—	(3,233)	(6,391)
Amounts reclassified from accumulated other comprehensive income (loss)	423	49	—	472

Ending balance	$(7,917)	$(2,599)	$(8,212)	$(18,728)

FMSA Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2015:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item on the statement of income

Change in fair value of derivative swap agreements
Interest rate hedging contracts	$638	Interest expense
Tax effect	(215)	Tax expense (benefit)

	$423	Net of tax

Amortization of pension obligations
Prior service cost	$4	Cost of sales
Actuarial losses	70	Cost of sales

	74	Total before tax
Tax effect	(25)	Tax expense

	49	Net of tax

Total reclassifications for the period	$472	Net of tax

12.	Commitments and Contingencies

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $16,360 and $12,639 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $44 and $702 in the three months ended March 31, 2015 and 2014, respectively. The Company had purchases from an affiliated entity for material purchases related to its operations in China of $0 in the three months ended March 31, 2015 and 2014, respectively.

The Company paid management fees of $0 and $291 in the three months ended March 31, 2015 and 2014, respectively. Concurrent with the Company’s initial public offering on October 3, 2014, the Company no longer pays a management fee to American Securities LLC.

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

	Three Months Ended March 31,
	2015	2014
Revenue
Proppant Solutions	$272,869	$266,500
Industrial & Recreational Products	28,621	28,433

Total revenue	301,490	294,933

Segment contribution margin
Proppant Solutions	83,819	89,028
Industrial & Recreational Products	7,076	6,222

Total segment contribution margin	90,895	95,250

Operating expenses excluded from segment contribution margin
Selling, general, and administrative	15,760	13,126
Depreciation, depletion, and amortization	16,223	12,938
Stock compensation expense	1,883	2,094
Other operating expense (income)	(99)	16
Interest expense, net	15,308	17,906
Other non-operating expense	324	291

Income before provision for taxes	$41,497	$48,879

Introduction to Part I, Item 2 and Part II, Item 1 and Item 1A

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related contained herein and our audited financial statements as of December 31, 2014 and 2013 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, particularly in the section entitled “Risk Factors.”

Overview

As of March 31, 2015, we are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells. We offer the broadest range of proppants available in the market today, including high quality sand and a variety of resin-coated products. All of our frac sand exceeds API specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational (“I&R”) markets.

As one of the industry leaders, our asset base includes 808 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to recent challenging conditions in the oil and gas market, we continue to adjust our operational footprint to minimize our costs. As of May 1, 2015, we have 11 sand processing facilities (10 of which are active) with 13.4 million tons of annual sand processing capacity. In the first quarter of 2015, we closed our sand processing facility in Readfield, Missouri and idled our facility in Brewer, Missouri. We also have 10 coating facilities (8 of which are active) with 2.7 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets. In the second quarter of 2015, we closed our resin-coating facility in Bridgman, Michigan and idled a resin-coating facility in Voca, Texas and an SSP-coating facility in Fresno, Texas.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 42 proppant distribution terminals and a fleet of approximately 9,500 railcars. In 2014, we expanded our unit train capabilities to three production facilities and three in-basin terminals, which we expect will reduce freight costs and improve cycle times for our rail car fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at five transloading terminals in the first quarter of 2015.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) Industrial & Recreational (I&R) Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America. We believe our two market segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•	Level of drilling activity. The growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations resulted in increases in the number of wells drilled and completed in North America. This increased completion activity contributed to growth in demand for proppants. However, during the fourth quarter of 2014, increasing global supply of oil, in conjunction with slowing growth of global oil demand, created downward pressure on crude oil prices. As a result, various operators have announced cutbacks in drilling and capital programs, resulting in significantly reduced rig counts. North American rig counts have fallen significantly from September 2014 to March 2015, which will result in reduced drilling activity and negatively impact the demand for proppants in 2015. Further, lower crude oil prices may cause E&P companies to seek ways to reduce operating costs, which may further reduce demand for our value-added products such as resin-coated proppants and increase downward pressure on the sales price of all our oil & gas products. We believe that the completion of wells that have been drilled and increased proppant usage per well will help somewhat offset reduced demand for proppants from lower drilling activity in 2015. However, lower demand for proppant, combined with excess production capacity in the proppant industry, will likely lead to downward pressure on proppant selling prices in the near term. It is unclear when global oil prices will begin to recover, leading to increased drilling activity and demand for proppants, but we believe that North American drilling activity and demand for proppants will grow over the long term.

•	Evolving completion techniques that favor increased proppant use. E&P companies, in partnership with oilfield service companies, continue to refine their well design and hydraulic fracturing techniques to maximize hydrocarbon recovery from each well. These techniques vary based on formation and well geology, but some of the more pervasive recent trends include longer lateral drilling lengths coupled with an increased number of hydraulic fracturing stages per well. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well, which we expect will positively impact our volumes sold.

•	Shift in drilling activity and demand mix. The level of drilling activity for oil and gas can have an impact on the demand for proppant and the mix of proppant we sell. For instance, in late 2011 and early 2012, with the decline in drilling activity for natural gas in the Haynesville region, which was characterized by deep, high pressure wells, we saw a decline in demand for our resin-coated products. In 2014, with the rapid growth of drilling deep wells in regions such as the Permian region, and drilling wells in regions that were prone to the flowback of proppant, we saw a rapid increase in demand for our resin-coated proppants. The slowdown in drilling activity that we have seen in 2015 has caused many operators to drill fewer deep, more expensive wells in an effort to reduce production costs, which has had an adverse impact on the demand for resin-coated proppant.

•	Increased demand for in-basin delivery of proppant. From 2010 to 2012, when demand for proppant was generally greater than available supply and distribution infrastructure across the industry was largely underdeveloped, a larger portion of our volumes was provided to customers at our processing site (i.e., our customers would arrange for the transportation and storage logistics of our products). Increasingly, customers are seeking to outsource proppant logistics and to purchase proppant at the basin, which allows them to focus on their core competencies, minimize inventory costs, and maximize flexibility. For the three months ended March 31, 2015, approximately 82% of our North American proppant volume was sold in-basin at one of our distribution terminals. We believe the high demand for proppants to be delivered in-basin will favor the larger providers, such as Fairmount Santrol, that have extensive logistics capabilities.

•	Continued stable demand in industrial end markets. Sales in our I&R Products segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

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

Our Strategy

Our objective is to create long-term and sustainable value for our stakeholders. We intend to pursue this objective through the execution of the following strategies:

Prudently Increase Reserves and Processing Capacity.

Prudently Increase Reserves and Processing Capacity. We have historically grown our reserves and mining and processing capacities by developing greenfield sites, expanding existing facilities and acquiring operating assets and reserves. In 2014, we believe our customers’ demand for our products exceeded our production capacity and we completed several capacity expansion projects to allow us to meet projected demand. We recently expanded the annual production capacity at our Wedron, Illinois facility by 0.5 million tons and have increased the effective capacity of our Voca, Texas (which produces our Texas Gold frac sand) by 0.5 million tons. We currently have suspended further activity to complete our expansion of our Wedron, Illinois by another 3 million tons as we assess projected demand for our Northern White sand. In addition to these expansions, we control, or have an option to control, additional reserves on four properties (three Northern White and one Texas Gold). As described previously, in response to declining demand and selling prices for proppants in 2015, we have recently closed or idled five higher-cost sand processing and resin-coating facilities in order to produce proppants in our most cost effective footprint. We will continue to evaluate our processing facilities as market conditions dictate in order to optimize our cost position.

Expand Logistics Capabilities.

As market conditions dictate, we will continue to invest in terminals, storage, and rail infrastructure, as our customers have an economic incentive to receive product delivered closer to their well sites. We also will continue to enhance our unit train capabilities to reduce freight costs and improve cycle times for our rail car fleet. As of May 2015, we have a total fleet of approximately 9,500 railcars which has grown substantially in recent years in order to accommodate our growing asset base and to enhance our ability to deliver proppant through our extensive distribution network. In the first quarter of 2015, we evaluated the size of our railcar fleet and are taking actions to ensure the size of the fleet is aligned with current demand. We are working with railcar suppliers to provide flexibility in the delivery of railcars we have commitments for, and are exploring other activities such as subleases to address this issue.

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

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications. In our Proppant Solutions business for the three months ended March 31, 2015, we sold approximately 82% of our North American proppant volume through our network of terminals at selling prices that are set by local market dynamics. The remaining volume in the Proppant Solutions business is sold to customers directly from our production facilities. The average selling prices for products sold through our terminals are higher than the average selling prices for comparable products sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals. Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered. Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold brown sand generally will be lower than that for our Northern White frac sand.

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

Our Proppant Solutions segment represented 91% of our revenues for the three months ended March 31, 2015. A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations. During the three months ended March 31, 2015 and 2014, our top ten proppant customers collectively represented 73% and 66% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton and FTSI, collectively accounted for 42% and 36% of our revenues, respectively.

Our I&R business segment has approximately 770 customers and represented 9% of our revenues for the three months ended March 31, 2015. In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

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

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 37% and 32% of our revenues during the three months ended March 31, 2015 and 2014, respectively. Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge. In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years. We currently have approximately 8,470 railcars under lease and 830 railcars made available to us from our customers, giving us a total fleet of over 9,300 railcars. Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time. These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders. Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities. Storage costs are incurred when railcars are temporarily taken out of service and stored at a rail yard or storage facility.

Labor costs, including wages and benefits, represented approximately 11% and 10% of revenues during the three months ended March 31, 2015 and 2014, respectively. Approximately 12% of our workforce was party to collective bargaining contracts as of March 31, 2015.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses. We purchase these resins under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy. We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan. The cost of resins and additives represented approximately 10% of revenues during the three months ended March 31, 2015 and 2014, respectively.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 8% and 7% of revenues during the three months ended March 31, 2015 and 2014, respectively. These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. Since becoming a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

We capitalize the costs of our mining and processing equipment and depreciate it over its expected useful life. We also capitalize the costs to remove overburden on our sand reserves and amortize them based on the actual tons mined. Depreciation, depletion and amortization costs represented approximately 5% and 4% of revenues during the three months ended March 31, 2015 and 2014, respectively. Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 2% of revenues during the three months ended March 31, 2015 and 2014, respectively.

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

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods, capital structure or non-recurring or non-operating expenses. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP as indicators of our operating performance or liquidity. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA. Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of adjusted EBITDA

Net income attributable to FMSA Holdings Inc.	$30,759	$34,541
Interest expense, net	15,308	17,906
Provision for income taxes	10,617	14,265
Depreciation, depletion, and amortization expense	16,223	12,938

EBITDA	72,907	79,650
Non-cash stock compensation expense(1)	1,883	2,094
Management fees & expenses paid to sponsor(2)	—	291
Transaction expenses(3)	—	99
Severance payments	324	—

Adjusted EBITDA	$75,114	$82,134

(1)	Represents stock- based awards issued to our employees.
(2)	Includes fees and expenses paid to American Securities LLC for consulting and management services pursuant to a management consulting agreement. The agreement was terminated upon the Initial Public Offering of the Company in October 2014.
(3)	Represents expenses associated with evaluation of potential acquisitions of businesses, some of which were completed.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except selling data)
Statement of Income Data
Revenues	$301,490	$294,933
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense)	202,548	191,112
Selling, general, and administrative expenses	24,020	21,778
Depreciation, depletion, and amortization expense	16,223	12,938
Stock compensation expense	1,883	2,094
Other operating expense (income)	(313)	(65)

Income from operations	57,129	67,076
Interest expense, net	15,308	17,906
Other non-operating expense	324	291

Income before provision for income taxes	41,497	48,879
Provision for income taxes	10,617	14,265

Net income	30,880	34,614
Less: Net income attributable to the non-controlling interest	121	73

Net income attributable to FMSA Holdings Inc.	$30,759	$34,541

Other Financial Data
EBITDA	$72,907	$79,650
Adjusted EBITDA	$75,114	$82,134
Operating Data
Proppant Solutions
Total tons sold	1,778	1,584
Revenue	$272,869	$266,500
Average selling price (per ton)	$153	$168
Segment contribution margin	$83,819	$89,028
Industrial & Recreational Products
Total tons sold	531	553
Revenue	$28,621	$28,433
Average selling price (per ton)	$54	$51
Segment contribution margin	$7,076	$6,222

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Revenues increased $6.6 million, or 2%, to $301.5 million for the three months ended March 31, 2015 compared to $294.9 million for the three months ended March 31, 2014, primarily due to increased raw frac sand volumes in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment increased $6.4 million, or 2%, to $272.9 million for the three months ended March 31, 2015 compared to $266.5 million for the three months ended March 31, 2014. Total volumes increased 12% to 1.8 million tons in the first three months of 2015 compared to 1.6 million tons in the first three months of 2014. Raw frac sand volumes increased 18% to 1.5 million tons in the first three months of 2015 compared to 1.3 million tons in the first three months of 2014. The average selling price for raw sand in the first quarter of 2015 was relatively comparable to selling prices in the first quarter of 2014 as price declines that occurred this quarter generally offset price increases taken in the first and third quarters of 2014. Coated proppant volumes decreased 10% to 290,569 tons in the first three months of 2015 compared to 322,796 tons in the first three months of 2014. The average selling price for resin-coated proppants decreased by approximately 10% compared to the prior year.

Revenues in the I&R Products segment increased $0.2 million, or 1%, to $28.6 million for the three months ended March 31, 2015 compared to $28.4 million for the three months ended March 31, 2014. Volumes decreased 21,799 tons, or 4%, to 530,768 tons in the first three months of 2015 compared to 552,567 tons in the first three months of 2014. The average selling price increased 5% as a result of price increases taking across most of our end markets.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $5.2 million, or 6%, to $83.9 million for the three months ended March 31, 2015 compared to $89.0 million for the three months ended March 31, 2014. The decrease was driven by the decrease in profitability for our resin-coated proppants product line, partially offset by increased profitability in our raw frac sand product line.

Contribution margin in the I&R Products segment increased $0.9 million, or 14%, to $7.1 million for the three months ended March 31, 2015 compared to $6.2 million for the three months ended March 31, 2014. The increase was driven by the increase in average selling price described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 10%, to $24.0 million for the three months ended March 31, 2015 compared to $21.8 million for the three months ended March 31, 2014. SG&A attributable to our segments decreased $0.4 million. Corporate SG&A costs increased $2.6 million primarily due to increased public company audit and filing costs and compliance costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $3.3 million, or 25%, to $16.2 million for the three months ended March 31, 2015 compared to $12.9 million for the three months ended March 31, 2014 due to depreciation associated with plant and terminal investments we made in 2014.

Income from Operations

Income from operations decreased $9.9 million, or 15%, to $57.1 million for the three months ended March 31, 2015 compared to $67.1 million for the three months ended March 31, 2014, primarily as a result of the decreased contribution margin in our Proppant Solutions business described above.

Interest Expense

Interest expense decreased $2.6 million, or 15%, to $15.3 million for the three months ended March 31, 2015 compared to $17.9 million for the three months ended March 31, 2014 due to the amendment to our Credit Agreement entered into in March 2014 that reduced our borrowing cost and to the capitalization of interest on capital projects for the first quarter of 2015.

Provision for Income Taxes

Provision for income taxes decreased $3.6 million, or 26%, to $10.6 million for the three months ended March 31, 2015 compared to $14.3 million for the three months ended March 31, 2014. Income before income taxes decreased $7.4 million or 15% to $41.5 million for the three months ended March 31, 2015 compared to $48.9 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 25.6% compared to 29.2% for the three months ended March 31, 2014. The decrease in the effective tax rate was primarily due to a greater impact of the depletion deduction due to the profits on raw sand making up a larger portion of our total profits in the first quarter of 2015 compared to the prior year.

Net Income

Net income decreased $3.8 million, or 11%, to $30.8 million for the three months ended March 31, 2015 compared to $34.5 million for the three months ended March 31, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $7.0 million, or 9%, to $75.1 million for the three months ended March 31, 2015 compared to $82.1 million for the three months ended March 31, 2014, due primarily to a decrease in the profitability of our proppant business noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements historically have been to service our debt, to meet our working capital and capital expenditure needs, to finance acquisitions and to occasionally pay dividends to our stockholders. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings.

We believe that our cash on-hand and cash generated through operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. In addition, we have a revolving credit facility that can provide additional liquidity, if needed. As of March 31, 2015 we had $113.5 million of availability under our revolving credit facility. See “Credit Facilities” below for more information regarding our revolving credit facility.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $331.1 million at March 31, 2015 and $318.7 million at December 31, 2014. We have access to $113.5 million of unused revolver capacity as a source of working capital (see “Credit Facilities” discussion). The following table presents the components of our working capital as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)

Current assets
Cash and cash equivalents	$118,372	$76,923
Accounts receivable, net	177,444	206,094
Inventories	115,748	131,613
Deferred income tax benefit	5,158	5,158
Prepaid expenses and other assets	33,132	40,766

Total current assets	449,854	460,554

Current liabilities
Current portion of long-term debt	17,277	17,274
Accounts payable	70,527	88,542
Accrued expenses	30,908	36,025

Total current liabilities	118,712	141,841

Net working capital	$331,142	$318,713

Accounts Receivable

Accounts receivable decreased $28.7 million to $177.4 million at March 31, 2015 compared to $206.1 million at December 31, 2014. The decrease was primarily due to a decrease in sales in our Proppant Solutions segment driven by the decline in the oil and gas market.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $115.7 million at March 31, 2015 compared to $131.6 million at December 31, 2014 was due to efforts to decrease inventory levels to match projected decreasing demand, particularly for resin-coated products.

Accounts Payable

Accounts payable decreased $18.0 million to $70.5 million at March 31, 2015 compared to $88.5 million at December 31, 2014. The decrease in accounts payable is due to lower capital expenditures in the first quarter of 2015 compared to the fourth quarter of 2014 as well as reduced purchasing activity driven by lower sales volumes.

Accrued Expenses

The decrease in accrued expenses to $30.9 million at March 31, 2015 compared to $36.0 million at December 31, 2014 was primarily due to the payout of accrued bonuses related to the year ended December 31, 2014.

Cash Flow Analysis

	Three Months Ended March 31,
	2015	2014
	(amounts in millions)

Net cash provided by (used in):
Operating activities	$77.4	$22.1
Investing activities	(31.9)	(29.8)
Financing activities	(3.9)	(1.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion and amortization and the effect of changes in working capital.

Net cash provided by operating activities was $77.4 million for the three months ended March 31, 2015 compared to $22.1 million in the three months ended March 31, 2014. This $55.3 million increase was primarily the result of a decrease in receivables and inventory.

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

Net cash used in investing activities was relatively unchanged with $31.9 million for the three months ended March 31, 2015 compared to $29.8 million for the three months ended March 31, 2014. The $2.0 million increase was primarily the result of an increase in capital expenditures.

Capital expenditures of $31.9 million in the first quarter of 2015 were primarily focused on expansion of our sand processing and Propel SSP coating capacities at our Wedron facility. Capital expenditures of $29.8 million in the first quarter of 2014 were accelerating the expansion of our terminal infrastructure and enhancing our unit train capabilities. We believe that cash flows from operations will be sufficient to fund our anticipated capital expenditures in 2015, but additional borrowings may be required to fund larger expansion opportunities.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $3.9 million in the three months ended March 31, 2015 compared to $1.9 million in the three months ended March 31, 2014. This $2.0 million increase was primarily due to payments on an increased quantity of capital leases. In order to improve liquidity, we borrowed $41.0 million under our term loans in February 2014 to repay a similar amount outstanding under our revolving credit facility.

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

The Term B-1 Loans mature on March 15, 2017 and require quarterly principal repayments of $0.8 million (1% annually) with the balance due at maturity. The Term B-2 Loans mature on September 5, 2019 and require quarterly principal repayments of $2.2 million (1% annually) with the balance due at maturity. Borrowings under the Revolving Credit Facility mature on September 5, 2018. Until they were re-priced in March 2014, the Term B-1 Loans, the Term B-2 Loans and borrowings under the Revolving Credit Facility bore interest, at our discretion, at either the Base Rate plus 3.0% or the adjusted Eurodollar Rate plus 4.0%. The Base Rate is the greater of prime rate, federal funds rate (subject to a 1.0% floor) plus 0.5%, 2%, or one-month LIBOR plus 1.0%. The adjusted Eurodollar Rate is subject to a 1.0% floor. With respect to borrowings under the Term B-1 Loans and Revolving Credit Facility, the 2% minimum for Base Rate borrowings and 1% for Eurodollar Rate borrowings did not apply. The applicable margin on the loans will be reduced by 0.25% if our leverage ratio fell below 2.75.

The terms of our Credit Agreement provide for customary representations and warranties and affirmative covenants. The Revolving Credit Facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions. We must maintain a pro forma leverage ratio as of the end of each quarter of no more than 4.75 if the aggregate revolver borrowing is equal to or greater than 25% of the total revolver commitment. As of March 31, 2015, our leverage ratio was 3.20.

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

In March 2014 we further amended our Credit Agreement to reduce the applicable margin for Term B-1 and B-2 Base Rate loans to 2.50% and for Term B-1 and B-2 Eurodollar Rate loans to 3.50%. As of March 31, 2015, Term B-1 Loans, Term B-2 Loans and the borrowings under Revolving Credit Facility bore interest at 3.8%, 4.5% and 4.3%, respectively.

In August 2014, we executed a joinder agreement to increase the revolving commitment amount by $46.6 million and, in September 2014, we executed an additional joinder agreement to further increase the revolving commitment amount by $3.4 million, bringing our total Revolver capacity to $125 million.

As of March 31, 2015, there were no borrowings on the Revolving Credit Facility. However, there was $113.5 million available to borrow due to $11.5 million of outstanding letters of credit, which reduce the amount available to borrow.

On April 30, 2015, we extended the maturity of $45.9 million of Tranche B-1 debt until September 2019, and effectively such extended loans will be converted to Tranche B-2 term loans, and will be treated as Tranche B-2 term loans under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the stated Tranche B-1 maturity date, the extended loans shall continue to amortize as Tranche B-1 term loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2015, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term liabilities (as reflected in our financial statements in the Quarterly Report on Form 10-Q). The purchase obligations represent 4,000 railcars with delivery dates throughout 2015-2017. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors. We have entered into leasing agreements to lease up to 4,000 of these railcars described above under operating leases as we take delivery of the railcars, with the ability to sublease some or all of such railcars with the consent of the applicable lessor. Substantially all of the operating lease obligations are for railcars.

In the three months ended March 31, 2015, there have been no material changes to our contractual obligations as reported in our 2014 Annual Report on Form 10-K.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations. There have been no significant changes to environmental liabilities or future reclamation costs since December 31, 2014.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Regulation and Legislation” in our 2014 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in our 2014 Annual Report on Form 10-K.

There have been no material changes in our accounting policies and estimates during the three months ended March 31, 2015.

Recent Accounting Pronouncements

New accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of March 31, 2015, the fair value of the interest rate swaps was a liability of $15.2 million due to a change in interest rates.

A hypothetical increase or decrease in interest rates by 1.0% would have had zero impact on our interest expense in the three months ended March 31, 2015.

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

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the three months ended March 31, 2015, our top two proppant customers, Halliburton and FTSI, accounted for approximately 43% of our sales. Approximately 57 % of our accounts receivable balance at March 31, 2015, was outstanding from four customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Internal Control Over Financial Reporting

We have begun the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2015, using a suitable, recognized control framework. During the course of the evaluation, we may identify additional deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us. We cannot predict the outcome of our evaluation, or any possible remediation efforts that may be needed, at this time. We are in the process of completing remediation for the material weakness that was identified in the December 31, 2014 year end, and will be evaluating the results of that remediation in the second quarter of 2015.

Our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting as of the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of March 31, 2015. This material weakness did not result in any audit adjustments or misstatements.

Changes in Internal Control Over Financial Reporting

As previously discussed in our Form 10-K for the period ended December 31, 2014, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of March 25, 2015, we removed the ability of key supervisory persons to create manual journal entries, and are in the process of implementing controls to address the completeness of manual journal entry reviews that occur as part of our existing control environment. Additionally, as of March 25, 2015, we have also implemented changes to our existing account reconciliation process to enhance the independence of the review process as part of our existing control environment.

There were no other changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of March 31, 2015, we were subject to approximately 8 active silica exposure claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi and Illinois, although some cases have been brought in many other jurisdictions over the years. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no material changes to the risk factors previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The Fairmount Santrol Safety & Health Management System (SHMS) establishes the system for promoting a safety culture that encourages incident prevention and continually strives to improve its safety and health performance.

The SHMS includes as its accouterment all established safety and health specific programs and initiatives for the company’s compliance with all local, state and federal legislation, standards, and regulations and SHMS Policy as they apply to a safe and healthy employee, stakeholder and work environment.

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

Fairmount Santrol is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Quarterly Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMSA Holdings Inc. (Registrant)

By:	/s/ Christopher L. Nagel
Christopher L. Nagel
Chief Financial Officer and Executive Vice President of Finance

Date: May 14, 2015

FMSA HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. Exhibits included in this filing are designated by an asterisk (*). All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on September 18, 2014).

10.2*	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2015, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 5, 2015).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document