Form 10-Q
period 2015-06-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2015-08-14
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36670

FAIRMOUNT SANTROL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1831554
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8834 Mayfield Road

Chesterland, Ohio 44026

(Address of Principal Executive Offices) (Zip Code)

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

FMSA Holdings Inc.

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

Number of shares of Common Stock outstanding, par value $0.01 per share, as of August 7, 2015: 161,423,048

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)

Revenue	$221,323	$334,291	$522,813	$629,223
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	165,130	211,190	367,678	402,302

Operating expenses
Selling, general and administrative expenses	19,204	27,390	43,224	49,168
Depreciation, depletion and amortization expense	16,276	14,584	32,499	27,522
Stock compensation expense	2,618	2,219	4,501	4,313
Restructuring and other charges	14,824	—	15,148	—
Other operating expense (income)	913	(263)	600	(328)

Income from operations	2,358	79,171	59,163	146,246

Interest expense, net	14,894	16,572	30,202	34,478
Other non-operating expense	—	250	—	541

Income (loss) before provision for income taxes	(12,536)	62,349	28,961	111,227

Provision (benefit) for income taxes	(26,677)	18,146	(16,060)	32,412

Net income	14,141	44,203	45,021	78,815
Less: Net income attributable to the non-controlling interest	4	282	125	355

Net income attributable to Fairmount Santrol Holdings Inc.	$14,137	$43,921	$44,896	$78,460

Earnings per share
Basic	$0.09	$0.28	$0.28	$0.50
Diluted	$0.08	$0.27	$0.27	$0.47

Weighted average number of shares outstanding
Basic	161,368,468	156,684,036	161,160,994	156,573,196
Diluted	166,866,817	165,642,288	166,631,841	165,585,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Net income	$14,141	$44,203	$45,021	$78,815
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(120)	63	(3,353)	(372)
Pension obligations	74	28	123	56
Change in fair value of derivative agreements	24	(3,093)	(2,711)	(5,006)

Total other comprehensive income (loss), net of tax	(22)	(3,002)	(5,941)	(5,322)
Comprehensive income	14,119	41,201	39,080	73,493
Comprehensive income attributable to the non-controlling interest	4	282	125	355

Comprehensive income attributable to Fairmount Santrol Holdings Inc.	$14,115	$40,919	$38,955	$73,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$175,488	$76,923
Accounts receivable, net	122,038	206,094
Inventories	90,625	131,613
Deferred income taxes	5,158	5,158
Prepaid expenses and other assets	27,530	40,766

Total current assets	420,839	460,554

Property, plant and equipment, net	865,784	841,274
Goodwill	84,625	84,677
Intangibles, net	98,501	100,769
Other assets	26,942	26,742

Total assets	$1,496,691	$1,514,016

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$16,797	$17,274
Accounts payable	46,940	88,542
Accrued expenses	30,562	36,025

Total current liabilities	94,299	141,841

Long-term debt	1,229,646	1,235,365
Deferred income taxes	60,895	74,351
Other long-term liabilities	33,016	28,985

Total liabilities	1,417,856	1,480,542

Commitments and contingent liabilities
Equity
Common stock: $0.01 par value, 272,000,000 authorized shares
Shares outstanding: 161,423,048 and 160,913,266 at June 30, 2015 and December 31, 2014, respectively	2,391	2,387
Preferred stock: $0.01 par value, 100,000,000 authorized shares
Shares outstanding: 0 at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	778,165	771,888
Retained earnings	542,075	497,179
Accumulated other comprehensive income (loss)	(18,750)	(12,809)

Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	1,303,881	1,258,645
Less: Treasury stock at cost
Shares in treasury: 77,765,480 at June 30, 2015 and December 31, 2014, respectively	(1,227,663)	(1,227,663)

Total equity attributable to Fairmount Santrol Holdings Inc.	76,218	30,982
Non-controlling interest	2,617	2,492

Total equity	78,835	33,474

Total liabilities and equity	$1,496,691	$1,514,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
	Common Stock	Common Stock Units	Preferred Stock	Preferred Stock Units	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Treasury Stock Units	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Balances at December 31, 2013	$2,341	156,462	$—	—	$733,088	$326,729	$(3,536)	$(1,227,001)	77,706	$(168,379)	$3,021	$(165,358)
Purchase of treasury stock	—	—	—	—	—	—	—	(662)	36	(662)	—	(662)
Stock options exercised	15	1,381	—	—	2,291	—	—	—	—	2,306	—	2,306
Stock compensation expense	—	—	—	—	4,313	—	—	—	—	4,313	—	4,313
Tax effect of stock options exercised	—	—	—	—	4,366	—	—	—	—	4,366	—	4,366
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	(431)	(431)
Net income	—	—	—	—	—	78,460	—	—	—	78,460	355	78,815
Other comprehensive income (loss)	—	—	—	—	—	—	(5,322)	—	—	(5,322)	—	(5,322)

Balances at June 30, 2014	$2,356	157,843	$—	—	$744,058	$405,189	$(8,858)	$(1,227,663)	77,742	$(84,918)	$2,945	$(81,973)

Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	4	510	—	—	1,755	—	—	—	—	1,759	—	1,759
Stock compensation expense	—	—	—	—	4,501	—	—	—	—	4,501	—	4,501
Tax effect of stock options exercised	—	—	—	—	21	—	—	—	—	21	—	21
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	44,896	—	—	—	44,896	125	45,021
Other comprehensive income (loss)	—	—	—	—	—	—	(5,941)	—	—	(5,941)	—	(5,941)

Balances at June 30, 2015	$2,391	161,423	$—	—	$778,165	$542,075	$(18,750)	$(1,227,663)	77,765	$76,218	$2,617	$78,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Net income	$45,021	$78,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	30,231	24,861
Amortization	5,650	5,898
Write-off and impairment of intangibles and long-lived assets	7,637	—
Inventory reserve adjustment	513	—
(Gain) on sale of fixed assets	—	(953)
Unrealized loss on interest rate swaps	40	145
Deferred income taxes	(13,456)	—
Stock compensation expense	4,501	4,313
Change in operating assets and liabilities, net of acquired balances:
Accounts receivable	84,056	(62,915)
Inventories	40,475	(9,006)
Prepaid expenses and other assets	11,520	8,272
Accounts payable	(38,562)	(951)
Accrued expenses	(4,062)	1,503

Net cash provided by operating activities	173,564	49,982

Cash flows from investing activities
Proceeds from sale of fixed assets	—	1,214
Capital expenditures	(61,293)	(61,827)

Net cash used in investing activities	(61,293)	(60,613)

Cash flows from financing activities
Proceeds from issuance of term loans	0	41,000
Payments on term debt	(7,867)	(6,256)
Change in other long-term debt and capital leases	(3,044)	(2,277)
Proceeds from borrowing on revolving credit facility	—	32,000
Payments on revolving credit facility	—	(63,000)
Proceeds from option exercises	1,759	2,306
Purchase of treasury stock	—	(662)
Tax effect of stock options exercised and dividend equivalents	21	4,366
Distributions to non-controlling interest	—	(431)
Financing costs	(4,339)	(1,699)

Net cash provided by (used in) financing activities	(13,470)	5,347

Foreign currency adjustment	(236)	(17)

Increase (decrease) in cash and cash equivalents	98,565	(5,301)

Cash and cash equivalents:
Beginning of period	76,923	17,815

End of period	$175,488	$12,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Fairmount Santrol Holdings Inc. (formerly FMSA Holdings Inc.) and its consolidated subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of the reported interim periods. The condensed consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the 2014 Annual Report on Form 10-K and notes thereto and information included elsewhere in this Quarterly Report on Form 10-Q.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which provides guidance on whether a cloud computing arrangement includes a software license. Under Subtopic 350-40, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance provides that an entity can elect to adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The amendments will be effective for annual periods beginning after December 15, 2015. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory. An entity should measure inventory within the scope of this update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

2.	Inventories

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$16,378	$19,803
Work-in-process	15,204	23,568
Finished goods	60,760	91,202

	92,342	134,573
Less: LIFO reserve	(1,717)	(2,960)

Inventories	$90,625	$131,613

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

3.	Property, Plant and Equipment

At June 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Land and improvements	$77,686	$63,800
Mineral reserves and mine development	313,905	303,804
Machinery and equipment	534,370	478,225
Buildings and improvements	147,685	146,165
Furniture, fixtures and other	3,732	3,604
Construction in progress	89,644	110,677

	1,167,022	1,106,275
Accumulated depletion and depreciation	(301,238)	(265,001)

Property, plant and equipment, net	$865,784	$841,274

4.	Long-Term Debt

At June 30, 2015 and December 31, 2014, long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Term B-1 Loans	$156,233	$319,917
Term B-2 Loans	906,651	910,900
Extended Term B-1 Loans	160,653	—
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	1,082	1,098
Capital leases, net	11,824	10,724

	1,246,443	1,252,639
Less: current portion	(16,797)	(17,274)

Long-term debt including leases	$1,229,646	$1,235,365

On September 5, 2013, the Company entered into the Second Amended and Restated Credit Agreement (the “2013 Amended Credit Agreement”). The 2013 Amended Credit Agreement initially contained a revolving credit facility with a commitment amount of $75,000 (“Revolving Credit Facility”) and two tranches of term loans, pursuant to which the Company has borrowed $325,000 in aggregate principal amount under a term B-1 facility (“Term B-1 Loans”) and $885,000 in aggregate principal under a term B-2 facility (“Term B-2 Loans”). The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

In February 2014 the Company executed a joinder agreement to borrow $41,000 as an additional Term B-2 Loan. The proceeds of this borrowing were used to repay then outstanding amounts under the revolving credit facility. The additional borrowings mature on the same date as the then existing Term B-2 Loan (September 5, 2019) and the required quarterly principal repayments for the Term B-2 Loan were increased by one-quarter of 1% of the amount borrowed with the balance due at maturity. There were no other changes in the terms, interest rates or covenants of the 2013 Amended Credit Agreement.

In March 2014, the Company amended the 2013 Amended Credit Agreement whereby the applicable margin for the Term B-1 Loan and the Term B-2 Loan base rate loans was reduced to 2.5% and the applicable margin for the Term B-1 Loan and the Term B-2 Loan Eurodollar rate loans was reduced to 3.5%.

In August and September 2014, the Company executed additional joinder agreements for incremental revolving commitments to the Revolving Credit Facility for $46,629 and $3,371 respectively, which brings the Company’s total Revolving Credit Facility commitment to $125,000. As of June 30, 2015, there was $113,467 available borrowing remaining on this facility. There were no other changes in the terms, interest rates or covenants of the Revolving Credit Facility.

As of April 30, 2015, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “April 2015 Amendment”) to the 2013 Amended Credit Agreement. The April 2015 Amendment provides for the extension of the maturity date of $46,036 of outstanding Term B-1 Loans from March 15, 2017 (the “Stated B-1 Maturity Date”) to September 5, 2019

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

(the “Extended Maturity Date,” which is the same maturity date applicable to Term B-2 Loans under the Credit Agreement). The Company paid a fee of approximately $1,151 to the lender as a consent fee.

As of May 15, 2015, the Company entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “May 2015 Amendment”). The May 2015 Amendment provides for the extension of the maturity date of $115,458 of outstanding Term B-1 Loans from March 15, 2017 (the “Stated B-1 Maturity Date”) to September 5, 2019 (the “Extended Maturity Date,” which is the same maturity date applicable to Term B-2 Loans under the Credit Agreement). Such loans (together with other loans whose maturity dates were so extended under a prior amendment to the Credit Agreement, “Extended Term B-1 Loans”) effectively will be converted to Term B-2 Loans, and will be treated as Term B-2 Loans under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, Extended Term B-1 Loans shall continue to amortize as Term B-1 Loans. Upon giving effect to the April 2015 and May 2015 Amendments, the maturity date of approximately $161,495 in principal amount of outstanding Term B-1 Loans was so extended, and leaving approximately $156,619 in principal amount of outstanding Term B-1 Loans (not including Extended Term B-1 Loans) maturing on the Stated B-1 Maturity Date. The Company paid a fee of approximately $2,886 to the lender as a consent fee for the May 2015 Amendment.

After the Amendments above, $156,619 in principal amount of outstanding Term B-1 Loans mature on March 15, 2017 and $1,073,706 in principal amount of outstanding Term B-2 Loans (including Extended Term B-1 Loans) mature on September 5, 2019.

5.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Fairmount Santrol Holdings Inc.	$14,137	$43,921	$44,896	$78,460
Denominator:
Basic weighted average shares outstanding	161,368,468	156,684,036	161,160,994	156,573,196
Dilutive effect of employee stock options & RSU’s	5,498,349	8,958,252	5,470,847	9,011,972

Diluted weighted average shares outstanding	166,866,817	165,642,288	166,631,841	165,585,168

Earnings per common share - basic	$0.09	$0.28	$0.28	$0.50
Earnings per common share - diluted	$0.08	$0.27	$0.27	$0.47

The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2015 and 2014 excludes 6,914,209 and 374,850 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to hedge its variable interest rate risk on debt instruments. The current notional value of these swap agreements is $520,225 at June 30, 2015 and effectively fixes the variable rate in a range of 0.83% to 3.115%. The notional amount of these instruments is scheduled to increase over time to provide a hedge against variable interest rate debt. The interest rate swap agreements mature at various dates between October 31, 2015 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2015	December 31, 2014
Designated as hedges	Other long-term liabilities	$(14,263)	$(10,253)
Not designated as hedges	Other long-term liabilities	(557)	(1,443)
Designated as hedges	Other assets	—	333

		$(14,820)	$(11,363)

The Company recognized $16 and $21 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the six months ended June 30, 2015 and 2014, respectively. The Company expects $5,884 to be reclassified from accumulated other comprehensive income into interest expense in the twelve-month period ending June 30, 2016.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

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

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt is recognized at amortized cost. The value of the Company’s Term B-1, Extended Term, and Term B-2 loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2. The fair value of the Company’s Term B-1 loan was $153,490 and $295,750, Extended Term loan was $150,206 and $0, and Term B-2 loan was $857,577 and $796,500 at June 30, 2015 and December 31, 2014, respectively.

The fair value of certain of the Company’s long-lived assets held and used with a carrying value of $15,271 was written down to a fair value of $7,634 in accordance with ASC 360-10. The resulting impairment charge of $7,637, which was based on management’s estimate of the disposed value of the assets, was recognized in restructuring and other charges in the current period.

The following tables present the amounts carried at fair value as of June 30, 2015 and December 31, 2014 for the Company’s other financial instruments.

Recurring Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2015
Interest rate swap agreements	$—	$(14,820)	$—	$(14,820)

	$—	$(14,820)	$—	$(14,820)

December 31, 2014
Interest rate swap agreements	$—	$(11,363)	$—	$(11,363)

	$—	$(11,363)	$—	$(11,363)

Non-Recurring Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2015
Long-lived assets held and used	$—	$—	$7,634	$7,634

	$—	$—	$7,634	$7,634

December 31, 2014
Long-lived assets held and used	$—	$—	$15,271	$15,271

	$—	$—	$15,271	$15,271

8.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 1,614,604 shares of common stock in the six months ended June 30, 2015. No options were granted in the six months ended June 30, 2014. The average grant date fair value was $3.97 for options issued in the six months ended June 30, 2015. The Company was not publicly traded in the six months ended June 30, 2014. The company issued restricted stock units of 360,412 in the six months ended June 30, 2015. No restricted stock units were issued in the six months ended June 30, 2014.

9.	Income Taxes

The Company computes and applies to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated

Fairmount Santrol Holdings Inc. and Subsidiaries

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

For the three months ended June 30, 2015, the Company recorded a tax benefit of $26,677 on loss before income taxes of $12,536. For the six months ended June 30, 2015, the Company recorded a tax benefit of $16,060 on income before income taxes of $28,961. For the three months ended June 30, 2014, the Company recorded tax expense of $18,146 on income before income taxes of $62,349. For the six months ended June 30, 2014, the Company recorded tax expense of $32,412 on income before income taxes of $111,227. The effective tax rate for the three and six months ended June 30, 2015 was negative 212.8% and negative 55.5%, respectively, as compared with 29.1% for the three and six months ended June 30, 2014, respectively. The decreases in the effective tax rate from the corresponding fiscal periods in 2014 was primarily due to a greater impact on the effective tax rate from the depletion deduction.

10.	Defined Benefit Plans

The Company currently maintains two multiemployer defined benefit pension plans covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. The Company is in the process of closing these facilities and is in the process of negotiating a withdrawal from the plans. The estimated cost of the withdrawal liability on a net present value basis has been recorded in the quarter. Net periodic benefit cost recognized for these plans for the six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$27	$19	$54	$38
Interest cost	85	83	170	166
Expected return on plan assets	(127)	(146)	(254)	(292)
Amortization of prior service cost	4	5	8	10
Amortization of net actuarial loss	70	40	140	80

Net periodic benefit cost	$59	$1	$118	$2

The Company contributed $33 and $130 during the six months ended June 30, 2015 and 2014, respectively. Total expected employer contributions during the year ending December 31, 2015 are $63.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(8,332)	$—	$(8,332)
Additional pension liability	(4,088)	1,564	(2,524)
Unrealized gain (loss) on interest rate hedges	(12,353)	4,459	(7,894)

	$(24,773)	$6,023	$(18,750)

	December 31, 2014
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(4,979)	$—	$(4,979)
Additional pension liability	(4,236)	1,588	(2,648)
Unrealized gain (loss) on interest rate hedges	(8,292)	3,110	(5,182)

	$(17,507)	$4,698	$(12,809)

The following table presents the changes in accumulated other comprehensive income by component for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Unrealized gain (loss) on interest rate hedges	Additional pension liability	Foreign currency translation	Total
Beginning balance	$(5,182)	$(2,648)	$(4,979)	$(12,809)
Other comprehensive income (loss) before reclassifications	(3,401)	—	(3,353)	(6,754)
Amounts reclassified from accumulated other comprehensive income (loss)	689	124	—	813

Ending balance	$(7,894)	$(2,524)	$(8,332)	$(18,750)

The following table presents the reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2015:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item on the statement of income

Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,269	Interest expense
Tax effect	(579)	Tax expense (benefit)

	$690	Net of tax
Amortization of pension obligations
Prior service cost	$8	Cost of sales
Actuarial losses	140	Cost of sales

	148	Total before tax
Tax effect	(25)	Tax expense

	123	Net of tax

Total reclassifications for the period	$813	Net of tax

Fairmount Santrol Holdings Inc. and Subsidiaries

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $33,503 and $25,458 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $120 and $976 in the six months ended June 30, 2015 and 2014, respectively. The Company had purchases from an affiliated entity for material purchases related to its operations in China of $62 and $0 in the six months ended June 30, 2015 and 2014, respectively.

The Company paid management fees of $0 and $526 in the six months ended June 30, 2015 and 2014, respectively. Concurrent with the Company’s initial public offering on October 3, 2014, the Company no longer pays a management fee to A.S. LLC.

14.	Segment Reporting

The Company organizes its business into two reportable segments, Proppant Solutions and Industrial & Recreational Products. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

Fairmount Santrol Holdings Inc. and Subsidiaries

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Proppant Solutions	$188,150	$300,685	$461,019	$567,185
Industrial & Recreational Products	33,173	33,606	61,794	62,038

Total revenue	221,323	334,291	522,813	629,223

Segment contribution margin
Proppant Solutions	35,416	103,900	119,235	192,928
Industrial & Recreational Products	(894)	10,613	6,182	16,835

Total segment contribution margin	34,522	114,513	125,417	209,763

Operating expenses excluded from segment contribution margin
Selling, general, and administrative	12,694	18,884	28,454	32,010
Depreciation, depletion, and amortization	16,276	14,584	32,499	27,522
Stock compensation expense	2,618	2,219	4,501	4,313
Corporate restructuring charges and other operating expense (income)	576	(345)	800	(328)
Interest expense, net	14,894	16,572	30,202	34,478
Other non-operating expense (income)	—	250	—	541

Income (loss) before provision for taxes	$(12,536)	$62,349	$28,961	$111,227

15.	Restructuring and Other Charges

As a result of recent challenging conditions in the proppant market, in the first and second quarters of 2015 the Company took actions to rationalize its overall operational footprint and reduce selling, general, and administrative costs. The restructuring program primarily consists of workforce reductions and closure of excess facilities. The expected completion date of these activities is September 30, 2015. A summary of the restructuring and other costs recognized for the six months ended June 30, 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring and other charges
Workforce reduction costs, including one-time severance payments	$401	$—	$725	$—
Write-down to net realizable value of exited facilities and other capitalized costs	7,637	—	7,637	—
Other exit costs, including multiemployer pension plan withdrawal liability and additional cash costs to exit facilities	6,786	—	6,786	—

Total restructuring and other charges	14,824	—	15,148	—

While these restructuring activities primarily were driven by the decline in proppant demand in 2015, certain plants supporting the Industrial & Recreational Products segment have been adversely impacted as well. A summary of the restructuring and other costs by operating segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring and other charges
Proppant Solutions	$2,402	$—	$2,402	$—
Industrial & Recreational Products	12,085	—	12,085	—
Corporate	337	—	661	—

Total restructuring and other charges	$14,824	$—	$15,148	$—

Introduction to Part I, Item 2 and Part II, Item 1 and Item 1A

We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”). Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairmount Santrol,” “our business” and “our company” refer to Fairmount Santrol Holdings Inc. and its consolidated subsidiaries and predecessor companies. We use Adjusted EBITDA herein as a non-GAAP measure of our financial performance. See further discussion of Adjusted EBITDA at Item 2 – Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the oil and gas industries;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	fluctuations in and continuing pressure on market-based pricing;

•	our ability to complete greenfield development or expansion projects, or our ability to realize the benefits if we do complete them;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayment or nonperformance by our customers;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales;

•	the availability of raw materials to support our manufacturing of resin-coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of our mineral reserves;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the Foreign Corrupt Practices Act (FCPA);

•	significant impairment losses related to goodwill in relation to our acquisition of assets from FTS International (FTSI);

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

Overview

As of June 30, 2015, we are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells. We offer the broadest range of proppants available in the market today, including high quality sand and a variety of resin-coated products. All of our frac sand exceeds API specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational (“I&R”) markets.

As one of the industry leaders, our asset base includes 808 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to recent challenging conditions in the oil and gas markets, we continue to adjust our operational footprint to minimize our costs. As of June 30, 2015, we have 11 sand processing facilities (9 of which are active) with 13.4 million tons of annual sand processing capacity. In 2015, we closed our sand processing facility in Readfield, Missouri and idled our facilities in Brewer, Missouri and Shakopee, Minnesota. We have announced the closure of our sand processing facility in Wexford, Michigan as of September 30, 2015. This facility had 0.6 million tons of annual capacity primarily for the Industrial and Recreational markets. We also have 10 coating facilities (8 of which are active) with 2.0 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets. In the second quarter of 2015, we closed our resin-coating facility in Bridgman, Michigan and idled a resin-coating facility in Voca, Texas and an SSP-coating facility in Fresno, Texas.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 38 proppant distribution terminals (as of June 30, 2015) and a fleet of approximately 10,400 railcars. In 2014, we expanded our unit train capabilities to three production facilities and three in-basin terminals, which we expect will reduce freight costs and improve cycle times for our rail car fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at ten transloading terminals and opened two new terminals in 2015.

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

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•	Level of drilling activity and demand for proppants. The growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations resulted in increases in the number of wells drilled and completed in North America. This increased completion activity contributed to growth in demand for proppants. However, during the fourth quarter of 2014, increasing global supply of oil, in conjunction with slowing growth of global oil demand, created downward pressure on crude oil prices. As a result, various operators have announced cutbacks in drilling and capital programs, resulting in significantly reduced rig counts. North American rig counts have fallen significantly from September 2014 to June 2015, which has resulted in reduced drilling activity and has negatively impacted the demand for proppants in 2015. However, E&P companies, in partnership with oilfield service companies, are continuing to refine their well designs and hydraulic fracturing techniques to maximize hydrocarbon recovery from each well. These techniques vary based on formation and well geology, but some of the more pervasive recent trends include longer lateral drilling lengths coupled with an increased number of hydraulic fracturing stages per well. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well (referred to as “proppant intensity”). The trend of increasing proppant intensity has offset, to some extent, the decrease in demand for proppants resulting from reduced rig counts and drilling activity.

•	Shift in drilling activity and demand mix. The level of drilling activity for oil and gas can have an impact on the demand for proppant and the mix of proppant we sell. For instance, in late 2011 and early 2012, with the decline in drilling activity for natural gas in the Haynesville region, which was characterized by deep, high pressure wells, we saw a decline in demand for our resin-coated products. In 2014, with the rapid growth of drilling deep wells in regions such as the Permian region, and drilling wells in regions that were prone to the flowback of proppant, we saw a rapid increase in demand for our resin-coated proppants. In 2015, lower crude oil prices have caused E&P companies to seek ways to reduce short-term operating costs, and, as a result, we have seen reduced demand for our value-added products such as resin-coated proppants. Further, lower crude oil prices have caused many operators to drill fewer of the deeper and more expensive wells in an effort to reduce production costs, which has also had an adverse impact on the demand for resin-coated proppants, particularly those designed to add strength for higher closer pressures.

•	Volatility in selling prices for proppants. The rapid growth in demand for proppants in 2014 driven by relatively high oil and gas prices and high levels of drilling activity caused selling prices for proppants to increase as the market for proppants was generally undersupplied. This imbalance of supply and demand caused many proppant suppliers to expand production capacity in anticipation of continued growth in demand. However, the rapid decline in oil and gas prices that occurred later in 2014 led to reduced drilling activity and reduced demand for proppants. As a result, the proppant market is in a position of oversupply which has caused selling prices for all proppants to decline significantly in 2015. It is unclear when global oil and gas prices, and increased drilling activity, will begin to increase the demand for proppants enough to meet effective industry production capacity and put upward pressure on selling prices.

•	Demand for in-basin delivery of proppant. In recent years, many customers are seeking to outsource proppant logistics and to purchase proppant at the basin, which allows them to focus on their core competencies, minimize inventory costs, and maximize flexibility. While the percentage of our sales volume sold in-basin in recent years has generally increased, for the three months ended June 30, 2015, approximately 72% of our North American proppant volume was sold in-basin at one of our distribution terminals, compared to 83% for the three months ended June 30, 2014. We believe this near-term decrease in the percentage of our proppant sold in-basin is due to large oilfield service customers with their own distribution infrastructure increasingly taking delivery of our product at our plants. Despite the recent reduction in the proportion of proppant sold in-basin, the significant majority of proppant is still sold through this distribution channel. We believe the high demand for proppants to be delivered in-basin will favor larger proppant providers, such as Fairmount Santrol, that have extensive logistics capabilities.

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

Our Strategy

Our objective is to create long-term and sustainable value for our stakeholders. We intend to pursue this objective through the execution of the following strategies:

•	Proactively maintain low cost operations. We have significant experience in operating sand mines and processing and coating plants and believe that our costs of production compare very favorably to our competition. In recent years, we have made investments in unit train capabilities at three plants and three terminals in order to reduce delivery costs and improve the efficiency of our railcar fleet. We have invested in operating and logistics technology and processes to enable us to reduce costs and optimize the sourcing from our various plants to our network of terminals in order to maximize profitability and better serve our customers. Further, as demand for proppants has declined in 2015, we have proactively closed or idled higher-cost, excess capacity in order to consolidate our operations into a more cost-effective footprint. In addition, we have taken actions to reduce selling, general and administrative costs, balancing cost reductions with maintaining capabilities to capture growth when demand for proppant recovers. We will continue to take actions as market conditions warrant to maintain our low cost operating position.

•	Prudently Increase Reserves and Processing Capacity. We have historically grown our reserves and mining and processing capacities by developing greenfield sites, expanding existing facilities and acquiring operating assets and reserves. In 2014, we expanded the annual production capacity at our Wedron, Illinois facility by 0.5 million tons and the effective capacity of our Voca, Texas (which produces our Texas Gold frac sand) by 0.5 million tons. In order to secure additional low cost capacity with unit train capability, we are currently expanding our Wedron, Illinois by another 3 million tons. In addition to these expansions, we control, or have an option to control, additional reserves on several properties (including Northern White and Texas Gold).

•

Expand Logistics Capabilities. We believe that our market-leading delivery infrastructure and capabilities provide significant value to our customers as many of our customers lack effective delivery infrastructures for getting proppant to the basin. As of June 30, 2015, we have 38 proppant distribution terminals located in all major oil and gas producting basins in the U.S. Our unit train capabilities allow us to deliver product to our terminals efficiently and we will continue to enhance our unit train capabilities to reduce freight costs and improve cycle times for our rail car fleet. For customers with their own delivery infrastructure, our unit train capabilities allow us to deliver product to their terminals cost-effectively. To support our delivery capabilities, we have invested in a growing fleet of railcars and, as of June 30, 2015, we have a total fleet of approximately 10,400 railcars. During 2015, declining demand coupled with the delivery of previously ordered railcars has caused us to have more railcars than we need to operate the business. As of June 30, 2015, we had 2,600 railcars in storage. In order to manage our excess railcars, we are working with railcar suppliers to defer the delivery of railcars for which we have commitments, and are exploring opportunities to sublease railcars as well.

•	Increase Market Penetration of Our Resin-Coated Proppants. We believe that resin-coated proppants offer compelling performance advantages relative to other proppants. Our field data indicates that high quality resin-coated proppants enhance oil and gas reservoir conductivity compared to raw sand and is a cost-effective alternative to light weight ceramic proppants. Field data also indicates that resin-coated proppants reduce proppant flow back. Our resin coating capacity is the largest in the industry, providing our customers assurance of supply. Due to its superior performance and value added processing, our resin-coated products generate a higher per ton profit as compared to our raw frac sand. We will continue to work with market participants by hosting technical sales meetings, obtaining field data, and producing scientific papers which highlight the value proposition of resin-coated proppant. Through these efforts, we will seek to increase overall market penetration of our resin-coated proppant and to displace competing resin-coated proppants.

•	Develop and Commercialize High Performance Proprietary Proppants. We have a history of developing innovative technologies that increase the effectiveness of downhole completions, from conventional wells to the most complex, multi-stage horizontal wells. We have made a significant investment in a new state-of-the-art research and development facility and strengthened our team of scientists, material engineers and process engineers focused on developing innovative and proprietary proppants. As a result of our commitment, our new product development record is strong. For example, we successfully developed and commercialized PowerProp, a patented resin-coated sand proppant with characteristics competitive with lightweight ceramic proppants, and CoolSet, a curable resin-coated sand proppant that bonds at low temperatures with no chemical activators. We also are currently conducting field trials for Propel SSP after developing commercialized processing capability. We may commercially launch Propel SSP in 2015 depending on market conditions and the results of our ongoing testing. Generally, we are in constant dialogue with our customers regarding evolving product needs and maintain a robust pipeline of new products in various stages of development.

•	Execute all of our Corporate Initiatives with a Commitment to Customers, Employees and Communities. Our corporate culture emphasizes People, Planet and Prosperity, and our strategy of sustainable development defines our approach to operations and community engagement. We work to minimize our environmental impact and continue to find ways to reduce waste while also reducing operating costs. We are honored to receive recognition from our communities for our focus on sustainable mining practices, reclamation and community investment. We believe that positive community engagement is both a privilege and a responsibility, and that it enhances our ability to recruit and retain employees, obtain mining and other operating permits and strengthen relationships with our customers. Our corporate motto is “Do Good. Do Well” and we intend to continue to execute our growth strategy with a focus on sustainable development.

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications. In our Proppant Solutions business for the three months ended June 30, 2015, we sold approximately 72% of our North American frac sand volume through our network of terminals at selling prices that are set by local market dynamics. The remaining volume in the Proppant

Solutions business is sold to customers directly from our mining and production facilities. The average selling prices for products sold through our terminals are higher than the average selling prices for comparable products sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals. Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered. Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold brown sand generally will be lower than that for our Northern White frac sand.

We primarily sell products under supply agreements with terms that vary by contract. Generally, the selling prices specified in our contracts are based on market prices. We believe that this approach to contract pricing allows us to reduce prices and retain or gain volume in market downcycles and capture higher prices in market upcycles. Our contracts have a variety of volume provisions. While certain of our contracts have no minimum volume requirements, certain of the agreements require the customer to purchase a specified percentage of its proppant requirements or a minimum volume of proppant from us. Certain of these minimum volume contracts typically include a provision which triggers certain penalties if the purchased volume does not meet the required minimums.

Our Proppant Solutions segment represented 88% of our revenues for the six months ended June 30, 2015. A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations. During the six months ended June 30, 2015 and 2014, our top ten proppant customers collectively represented 71% and 65% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton and FTSI, collectively accounted for 43% and 36% of our revenues, respectively.

Our I&R business segment has approximately 770 customers and represented 12% of our revenues for the six months ended June 30, 2015. In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

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

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 35% and 33% of our revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 34% and 33% of our revenues during the six months ended June 30, 2015 and 2014, respectively. Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge. In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years. We currently have approximately 9,200 railcars under lease and 1,200 railcars made available to us from our customers, giving us a total fleet of approximately 10,400 railcars. Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time. These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders. Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities. Storage costs are incurred when railcars are temporarily taken out of service and stored at a rail yard or storage facility.

Labor costs, including wages and benefits, represented approximately 11% and 9% of revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 11% and 10% of revenues during the six months ended June 30, 2015 and 2014, respectively. Approximately 12% of our workforce was party to collective bargaining contracts as of June 30, 2015.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses. We purchase these resins under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy. We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan. The cost of resins and additives represented approximately 7% and 11% of revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 9% and 10% of revenues during the six months ended June 30, 2015 and 2014, respectively.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 9% and 8% of revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 8% of revenues during the six months ended June 30, 2015 and 2014, respectively. These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. Since becoming a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make certain financial reporting and other activities more time-consuming and costly.

We capitalize the costs of our mining and processing equipment and depreciate it over its expected useful life. We also capitalize the costs to remove overburden on our sand reserves and amortize them based on the actual tons mined. Depreciation, depletion and amortization costs represented approximately 7% and 4% of revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 6% and 4% of revenues during the six months ended June 30, 2015 and 2014, respectively. Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 3% and 2% of revenues during the three months ended June 30, 2015 and 2014, respectively, and approximately 3% and 2% of revenues during the six months ended June 30, 2015 and 2014, respectively.

How We Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Proppant Solutions and I&R Products segments. This segmentation is based on the primary end markets we serve, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We evaluate the performance of these segments based on their volumes sold, average selling price and segment contribution margin. We do not evaluate the performance of the segments on a margin percentage basis, as that is a function of the channel in which a given product is sold (for example, in-basin sales generate higher selling price but comparable per ton margin, resulting in reduced margin percentage) and product mix. Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold and Adjusted EBITDA. We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

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

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA before non-cash stock-based compensation, management fees and reimbursement of expenses to our financial sponsor, transaction expenses, impairment of assets, loss on extinguishment of debt, gain or loss on disposal of certain assets, and other non-cash or non-recurring income or expenses.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Reconciliation of adjusted EBITDA
Net income attributable to Fairmount Santrol Holdings Inc.	$14,137	$43,921	$44,896	$78,460
Interest expense, net	14,894	16,572	30,202	34,478
Provision for income taxes	(26,677)	18,146	(16,060)	32,412
Depreciation, depletion, and amortization expense	16,276	14,584	32,499	27,522

EBITDA	18,630	93,223	91,537	172,872

Non-cash stock compensation expense(1)	2,618	2,219	4,501	4,313
Management fees & expenses paid to sponsor(2)	—	250	—	541
Transaction expenses(3)	—	538	—	637
Restructuring charges(4)	14,824	—	15,148	—
Other non-recurring charges(5)	465	—	465	—
Initial Public Offering fees & expenses	—	1,621	—	1,621

Adjusted EBITDA	$36,537	$97,851	$111,651	$179,984

(1)	Represents the cost in the period for stock- based awards issued to our employees.
(2)	Includes fees and expenses paid to American Securities LLC for consulting and management services pursuant to a management consulting agreement. The agreement was terminated upon the Initial Public Offering of the Company in October 2014.
(3)	Represents expenses associated with evaluation of potential acquisitions of businesses, some of which were completed.
(4)	Represents expenses associated with restructuring activities and plant closures, including pension withdrawal and other liabilities, asset impairments and severance payments.
(5)	Represents expenses associated with an audit of our Employee Stock Bonus Plan.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except selling data)		(in thousands, except selling data)
Statement of Income Data
Revenues	$221,323	$334,291	$522,813	$629,223
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense)	165,130	211,190	367,678	402,302
Selling, general, and administrative expenses	19,204	27,390	43,224	49,168
Depreciation, depletion, and amortization expense	16,276	14,584	32,499	27,522
Stock compensation expense	2,618	2,219	4,501	4,313
Restructuring and other charges	14,824	—	15,148	—
Other operating expense (income)	913	(263)	600	(328)

Income from operations	2,358	79,171	59,163	146,246
Interest expense, net	14,894	16,572	30,202	34,478
Other non-operating expense	—	250	—	541

Income (loss) before provision for income taxes	(12,536)	62,349	28,961	111,227
Provision (benefit) for income taxes	(26,677)	18,146	(16,060)	32,412

Net income	14,141	44,203	45,021	78,815
Less: Net income attributable to the non-controlling interest	4	282	125	355

Net income attributable to Fairmount Santrol Holdings Inc.	$14,137	$43,921	$44,896	$78,460

Other Financial Data
EBITDA	$18,630	$93,223	$91,537	$172,872
Adjusted EBITDA	$36,537	$97,851	$111,651	$179,984

Operating Data
Proppant Solutions
Total tons sold	1,594	1,768	3,372	3,352
Revenue	$188,150	$300,685	$461,019	$567,185
Segment contribution margin	$35,416	$103,900	$119,235	$192,928
Industrial & Recreational Products
Total tons sold	641	639	1,176	1,191
Revenue	$33,173	$33,606	$61,794	$62,038
Segment contribution margin	$(894)	$10,613	$6,182	$16,835

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Revenues decreased $113.0 million, or 34%, to $221.3 million for the three months ended June 30, 2015 compared to $334.3 million for the three months ended June 30, 2014, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment decreased $112.5 million, or 37%, to $188.2 million for the three months ended June 30, 2015 compared to $300.7 million for the three months ended June 30, 2014. Total volumes decreased 10% to 1.6 million tons in the three months ended June 30, 2015 compared to 1.8 million tons in the three months ended June 30, 2014. Raw frac sand volumes remained flat at 1.4 million tons in the three months ended June 30, 2015 compared the three months ended June 30, 2014. The average selling price for raw sand in the second quarter of 2015 decreased approximately 12% compared to selling prices in the second quarter of 2014. Coated proppant volumes decreased 45% to 0.21 million tons in the second quarter of 2015 compared to 0.37 million tons in the second quarter of 2014. The average selling price for resin-coated proppants decreased by approximately 10% in the second quarter of 2015 compared to the second quarter of 2014. Lower demand for proppant and excess production capacity in the proppant industry have created downward pressure on proppant selling prices.

Revenues in the I&R Products segment decreased $0.4 million, or 1%, to $33.2 million for the three months ended June 30, 2015 compared to $33.6 million for the three months ended June 30, 2014. Volumes remained relatively flat at 0.64 million tons in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The average selling price also remained flat in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $68.5 million, or 66%, to $35.4 million for the three months ended June 30, 2015 compared to $103.9 million for the three months ended June 30, 2014. The decrease was primarily driven by decreasing selling prices and volumes for proppants as noted above.

Contribution margin in the I&R Products segment decreased $11.5 million, or 108%, to a negative $0.9 million for the three months ended June 30, 2015 compared to a positive $10.6 million for the three months ended June 30, 2014. The decrease was primarily driven by restructuring charges associated with plant closures, such as impairment of property, plant, and equipment, and liabilities associated with pension withdrawal and land reclamation. Excluding these charges, I&R contribution margin would have been $11.2 million in the second quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.2 million, or 30%, to $19.2 million for the three months ended June 30, 2015 compared to $27.4 million for the three months ended June 30, 2014. SG&A attributable to our segments decreased $1.9 million. Corporate SG&A costs decreased $6.3 million primarily due to lower costs associated with incentive plans, pension contributions and reduced headcount this year as well as costs in the prior year associated with the October 2014 Initial Public Offering.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.7 million, or 12%, to $16.3 million for the three months ended June 30, 2015 compared to $14.6 million for the three months ended June 30, 2014 due to depreciation associated with plant and terminal investments made in 2014.

Income from Operations

Income from operations decreased $76.8 million, or 97%, to $2.4 million for the three months ended June 30, 2015 compared to $79.2 million for the three months ended June 30, 2014, primarily as a result of the decreased segment contribution margins, partially offset by lower corporate selling, general and administrative costs, described above.

Interest Expense

Interest expense decreased $1.7 million, or 10%, to $14.9 million for the three months ended June 30, 2015 compared to $16.6 million for the three months ended June 30, 2014 due to amendments to our Credit Agreement entered into since March 2014 that reduced the interest rates on our outstanding indebtedness.

Provision for Income Taxes

Provision for income taxes decreased $44.8 million, or 247%, to arrive at a benefit of $26.7 million for the three months ended June 30, 2015 compared to an expense of $18.1 million for the three months ended June 30, 2014. Income before income taxes decreased $74.9 million or 120% to a loss of $12.5 million for the three months ended June 30, 2015 compared to $62.3 million for the three months ended June 30, 2014. The tax benefit recorded for the three months ended June 30, 2015 reflects the adjustment necessary to align the year-to-date tax benefit to the estimated full year tax rate of negative 55.5%. This tax rate is driven by the impact of the depletion deduction we receive on our sand mining activities compared to our estimated pre-tax earnings.

Net Income

Net income decreased $29.8 million, or 68%, to $14.1 million for the three months ended June 30, 2015 compared to $43.9 million for the three months ended June 30, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $61.3 million, or 63%, to $36.5 million for the three months ended June 30, 2015 compared to $97.9 million for the three months ended June 30, 2014, due to the decrease in profitability of our Proppant Solutions segment noted above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Revenues decreased $106.4 million, or 17%, to $522.8 million for the six months ended June 30, 2015 compared to $629.2 million for the six months ended June 30, 2014, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment decreased $106.2 million, or 19%, to $461.0 million for the six months ended June 30, 2015 compared to $567.2 million for the six months ended June 30, 2014. Total volumes remained flat at 3.4 million tons in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Raw frac sand volumes increased 8% to 2.9 million tons in the six months ended June 30, 2015 compared to 2.7 million tons in the six months ended June 30, 2014. The average selling price for raw sand decreased approximately 5% in the six months ended June 30, 2015 compared to selling prices in the six months ended June 30, 2014. Coated proppant volumes decreased 29% to 0.50 million tons in the six months ended June 30, 2015 compared to 0.70 million tons in the six months ended June 30, 2014. The average selling price for resin-coated proppants decreased by approximately 3% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenues in the I&R Products segment decreased $0.2 million, or less than 1%, to $61.8 million for the six months ended June 30, 2015 compared to $62.0 million for the six months ended June 30, 2014. Volumes remained relatively flat at 1.2 tons in the six months ended June 30, 2015 and 2014, respectively. The average selling price increased by approximately 2% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $73.7 million, or 38%, to $119.2 million for the six months ended June 30, 2015 compared to $192.9 million for the six months ended June 30, 2014. The decrease was primarily driven by decreasing selling prices and volumes for proppants as noted above.

Contribution margin in the I&R Products segment decreased $10.7 million, or 63%, to $6.2 million for the six months ended June 30, 2015 compared to $16.8 million for the six months ended June 30, 2014. The decrease was primarily driven by restructuring charges associated with plant closures, such as impairment of property, plant, and equipment, and liabilities associated with pension withdrawal and land reclamation. Excluding these charges, I&R contribution margin would have been $18.3 million for the six months ended June 30, 2015 reflecting our growth in our foundry business over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.9 million, or 12%, to $43.2 million for the six months ended June 30, 2015 compared to $49.2 million for the six months ended June 30, 2014. SG&A attributable to our segments decreased $2.3 million. Corporate SG&A costs decreased $3.6 million primarily due to lower costs associated with incentive plans, pension contributions and reduced headcount this year as well as costs in the prior year associated with the October 2014 Initial Public Offering.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $5.0 million, or 18%, to $32.5 million for the six months ended June 30, 2015 compared to $27.5 million for the six months ended June 30, 2014 due to depreciation associated with plant and terminal investments made in 2014.

Income from Operations

Income from operations decreased $87.1 million, or 60%, to $59.2 million for the six months ended June 30, 2015 compared to $146.2 million for the six months ended June 30, 2014, primarily as a result of the decreased contribution margins, partially offset by lower corporate selling, general and administrative costs, described above.

Interest Expense

Interest expense decreased $4.3 million, or 12%, to $30.2 million for the six months ended June 30, 2015 compared to $34.5 million for the six months ended June 30, 2014 due to reduced interest rates on our outstanding indebtedness.

Provision for Income Taxes

Provision for income taxes decreased $48.5 million, or 150%, to arrive at a benefit of $16.1 million for the six months ended June 30, 2015 compared to an expense of $32.4 million for the six months ended June 30, 2014. Income before income taxes decreased $82.3 million or 74% to $29.0 million for the six months ended June 30, 2015 compared to $111.2 million for the six months ended June 30, 2014. The tax benefit recorded for the six months ended June 30, 2015 reflects the adjustment necessary to align the year-to-date tax benefit to the estimated full year tax rate of negative 55.5%. This tax rate is driven by the impact of the depletion deduction we receive on our sand mining activities compared to our estimated pre-tax earnings.

Net Income

Net income decreased $33.6 million, or 43%, to $44.9 million for the six months ended June 30, 2015 compared to $78.5 million for the six months ended June 30, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $68.3 million, or 38%, to $111.7 million for the six months ended June 30, 2015 compared to $180.0 million for the six months ended June 30, 2014, due to the decrease in profitability of our Proppant Solutions segment noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements historically have been to service our debt, to meet our working capital and capital expenditure needs, to finance acquisitions and to occasionally pay dividends to our stockholders. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings.

We believe that our cash on-hand and cash generated through operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next 12 months. In addition, we have a revolving credit facility that can provide additional liquidity, if needed. As of June 30, 2015 we had $113.5 million of availability under our revolving credit facility. See “Credit Facilities” below for more information regarding our revolving credit facility.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $327.0 million at June 30, 2015 and $318.7 million at December 31, 2014. We also have access to $113.5 million of unused revolver capacity as a source of liquidity (see “Credit Facilities” discussion). The following table presents the components of our working capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Current assets
Cash and cash equivalents	$175,488	$76,923
Accounts receivable, net	122,038	206,094
Inventories	90,625	131,613
Deferred income tax benefit	5,158	5,158
Prepaid expenses and other assets	27,530	40,766

Total current assets	420,839	460,554

Current liabilities
Current portion of long-term debt	16,797	17,274
Accounts payable	46,940	88,542
Accrued expenses	30,562	36,025

Total current liabilities	94,299	141,841

Net working capital	$326,540	$318,713

Accounts Receivable

Accounts receivable decreased $84.1 million to $122.0 million at June 30, 2015 compared to $206.1 million at December 31, 2014. The decrease was primarily due to a decrease in revenues in our Proppant Solutions segment driven by the decline in sales volumes and selling prices during 2015.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $90.6 million at June 30, 2015 compared to $131.6 million at December 31, 2014 was due to efforts to decrease inventory levels to match projected decreasing demand, particularly for resin-coated products.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased from $40.8 million at December 31, 2014 to $27.5 million at June 30, 2015, primarily due to the collection of refundable income taxes in the first half of 2015.

Accounts Payable

Accounts payable decreased $41.6 million to $46.9 million at June 30, 2015 compared to $88.5 million at December 31, 2014. The decrease in accounts payable is due to reduced purchasing activity driven by lower sales volumes.

Accrued Expenses

The decrease in accrued expenses to $30.6 million at June 30, 2015 compared to $36.0 million at December 31, 2014 was primarily due to the payout of accrued bonuses related to the year ended December 31, 2014 and reduced incentive and pension contribution costs in 2014.

Cash Flow Analysis

	Six Months Ended June 30,
	2015	2014
	(amounts in millions)
Net cash provided by (used in):
Operating activities	$173.6	$50.0
Investing activities	(61.3)	(60.6)
Financing activities	(13.5)	5.3

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization and the effect of changes in working capital.

Net cash provided by operating activities was $173.6 million for the six months ended June 30, 2015 compared to $50.0 million in the six months ended June 30, 2014. This $123.6 million increase was primarily the result of a decrease in receivables and inventory.

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

Net cash used in investing activities was relatively unchanged with $61.3 million for the six months ended June 30, 2015 compared to $60.6 million for the six months ended June 30, 2014. The $0.7 million increase was primarily the result of a slight increase in capital expenditures.

Capital expenditures of $61.3 million in the six months ended June 30, 2015 were primarily focused on expansion of our sand processing capacities at our Wedron facility. Capital expenditures of $60.6 million in the six months ended June 30, 2014 were associated with the expansion of our terminal infrastructure, enhancing our unit train capabilities, and expansion of Propel SSP coating capacities. We believe that cash flows from operations will be sufficient to fund our anticipated capital expenditures in 2015, but additional borrowings may be required to fund larger expansion opportunities.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $13.5 million in the six months ended June 30, 2015 compared to $5.3 million provided by financing activities in the six months ended June 30, 2014 primarily due to refinancing fees in the current year associated with the extension of our B-1 Term Loan and the tax benefits in the prior year for the exercise of stock options in the October 2014 Initial Public Offering.

In order to improve liquidity, we borrowed $41.0 million under our term loans in February 2014 to repay a similar amount outstanding under our revolving credit facility. In May 2015, we paid fees to extend the maturity dates of $161.5 million of our Term B-1 Loan from March 2017 to September 2019 to further improve near-term liquidity.

Credit Facilities

On September 5, 2013, we entered into the Second Amended and Restated Credit Agreement (our “Credit Agreement”). Our Credit Agreement initially contained a revolving credit facility with a commitment amount of $75 million (“Revolving Credit Facility”) and two tranches of term loans, pursuant to which we have borrowed $325 million in aggregate principal amount under the term B-1 facility (such loans, “Term B-1 Loans”) and $885 million in aggregate principal amount under a term B-2 facility (such loans, “Term B-2 Loans”). The proceeds of the borrowings under our Credit Agreement were used to repay amounts outstanding under the previous credit facility and to fund the acquisition of the proppant assets of FTSI. The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of our domestic assets.

In February 2014, we executed a joinder agreement to borrow $41 million in aggregate principal amount of additional Term B-2 Loans, bringing the total outstanding Term B-2 loans to $923.8 million. The proceeds of this borrowing were used to repay then outstanding amounts under the Revolving Credit Facility.

Initially, the Term B-1 Loans matured on March 15, 2017 and required quarterly principal repayments of $0.8 million (1% annually) with the balance due at maturity. The Term B-2 Loans mature on September 5, 2019 and require quarterly principal repayments of $2.2 million (1% annually) with the balance due at maturity. Borrowings under the Revolving Credit Facility mature on September 5, 2018. In April and May 2015, we extended the maturity of $46.0 million and $115.5 million, respectively, of Term B-1 Loans until September 2019 (the same date as our Term B-2 Loans). The Extended Term B-1 Loans effectively were converted to Term B-2 Loans, and are treated as Term B-2 Loans, under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, the Extended Loans shall continue to amortize as Term B-1 Loans. Upon giving effect to the April 2015 and May 2015 Amendments, the maturity date of approximately $161.5 million in principal amount of outstanding Term B-1 Loans was extended, leaving approximately $156.6 million in principal amount of outstanding Term B-1 Loans (not including Extended Loans) maturing on the Stated B-1 Maturity Date. We paid fees of approximately $4.0 million to the lenders as a consent fee for the April and May 2015 Amendments.

Until they were re-priced in March 2014, the Term B-1 Loans, the Term B-2 Loans and borrowings under the Revolving Credit Facility bore interest, at our discretion, at either the Base Rate plus 3.0% or the adjusted Eurodollar Rate plus 4.0%. In March 2014, we further amended our Credit Agreement to reduce the applicable margin for Term B-1 and B-2 Base Rate loans to 2.50% and for Term B-1 and B-2 Eurodollar Rate loans to 3.50%. The Base Rate is the greater of prime rate, federal funds rate (subject to a 1.0% floor) plus 0.5%, 2%, or one-month LIBOR plus 1.0%. The adjusted Eurodollar Rate is subject to a 1.0% floor. With respect to borrowings under the Term B-1 Loans and Revolving Credit Facility, the 2% minimum for Base Rate borrowings and 1% for Eurodollar Rate borrowings did not apply. The applicable margin on the loans will be reduced by 0.25% if our leverage ratio falls below 2.75. As of June 30, 2015, Term B-1 Loans, Term B-2 Loans, Extended Term Loans and the borrowings under Revolving Credit Facility bore interest at 3.8%, 4.5%, 4.5% and 4.3%, respectively.

The terms of our Credit Agreement provide for customary representations and warranties and affirmative covenants. The Revolving Credit Facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions. We must maintain a pro forma leverage ratio as of the end of each quarter of no more than 4.75 if the aggregate revolver borrowing is equal to or greater than 25% of the total revolver commitment. As of June 30, 2015, our leverage ratio was 3.79.

Our Revolving Credit Facility has been increased from $75 million to $125 million after executing joinder agreements in August 2014 and September 2014. As of June 30, 2015, there were no borrowings on the Revolving Credit Facility. However, there was $113.5 million available to borrow due to $11.5 million of outstanding letters of credit, which reduce the amount available to borrow.

Under the terms of our Credit Agreement, we cannot be more than 25% drawn (including letters of credit) on the Revolving Credit Facility if our total debt to EBITDA ratio (leverage ratio) is greater than 4.75. While our leverage as of June 30, 2015 is below this threshold, if current market conditions persist, our leverage ratio will likely exceed this threshold before the end of 2015. Including currently outstanding letters of credit, this would limit the amount that is available to borrow under the Revolving Credit Facility to approximately $25 million. Even with the reduction in the revolver borrowing capacity, we believe that our substantial cash balance and availability under the Revolving Credit Facility provides adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2015, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term liabilities. The purchase obligations include 3,174 railcars with delivery dates primarily in 2016 and 2017. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors. Substantially all of the operating lease obligations are for railcars.

In the six months ended June 30, 2015, there have been no material changes to our contractual obligations as reported in our 2014 Annual Report on Form 10-K.

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

In the three months ended June 30, 2015, we recorded an additional $1.1 million in future reclamation costs associated with a facility planned for closure. There have been no other significant changes to environmental liabilities or future reclamation costs since December 31, 2014.

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

There have been no material changes in our accounting policies and estimates during the six months ended June 30, 2015.

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

As of June 30, 2015, the fair value of the interest rate swaps was a liability of $14.8 million due to a change in interest rates.

A hypothetical increase or decrease in interest rates by 1.0% would have had zero impact on our interest expense in the six months ended June 30, 2015.

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

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the six months ended June 30, 2015, our top two proppant customers, Halliburton and FTSI, accounted for approximately 43% of our sales. Approximately 42 % of our accounts receivable balance at June 30, 2015, was outstanding from two customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Internal Control Over Financial Reporting

As a newly public company in 2014, we are in the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2015, using a suitable, recognized control framework. During the course of the evaluation, we may identify deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us. We cannot predict the outcome of our evaluation, or any possible remediation efforts that may be needed, at this time. We are in the process of completing remediation for the material weakness that was identified in the December 31, 2014 audit, and will be evaluating the results of that remediation through the third quarter of 2015.

Our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting as of the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of June 30, 2015. This material weakness did not result in any audit adjustments or misstatements.

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

We had reported that, as of March 31, 2015, we had removed the ability of key supervisory persons to create manual journal entries, and were in the process of implementing controls to address the completeness of manual journal entry reviews that occur as part of our existing control environment. As of April 20, 2015, we implemented enhanced control over the ability to create, approve, and post manual journal entries. This enhanced control further addresses the material weakness that existed as of December 31, 2014 and previously disclosed in our Annual Report on Form 10-K for that period. As management continues the process of evaluating our internal control over financial reporting for fiscal year 2015, it is evaluating additional controls over both manual and automated journal entries to ensure the scope of our remediation efforts fully covers all types of journal entries.

There were no other changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of June 30, 2015, we were subject to approximately 8 active silica exposure claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi and Illinois, although some cases have been brought in many other jurisdictions over the years. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

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

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Christopher L. Nagel
Christopher L. Nagel
Chief Financial Officer and Executive Vice President of Finance

Date:	August 14, 2015

FAIRMOUNT SANTROL HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. Exhibits included in this filing are designated by an asterisk (*). All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

3.1	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of FMSA Holdings Inc., filed July 17, 2015 (incorporated by reference to Exhibit 3.1 on Form 8-K, filed July 21, 2015).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on September 18, 2014).

10.2	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2015, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 5, 2015).

10.3	Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of May 15, 2015, among Fairmount Santrol Inc., the lenders party thereto, and Barclays Bank plc as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 20, 2015).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document