Form 10-Q
period 2015-09-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2015-11-13
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36670

FAIRMOUNT SANTROL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1831554
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Number of shares of Common Stock outstanding, par value $0.01 per share, as of November 4, 2015: 161,433,248

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Revenue	$170,950	$373,479	$693,763	$1,002,702
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	131,679	228,583	499,357	630,885

Operating expenses
Selling, general and administrative expenses	18,314	29,954	61,538	79,122
Depreciation, depletion and amortization expense	15,260	15,270	47,759	42,792
Stock compensation expense	2,679	4,361	7,180	8,674
Restructuring and other charges	4,453	—	19,601	—
Other operating expense (income)	(878)	940	(278)	612

Income (loss) from operations	(557)	94,371	58,606	240,617

Interest expense, net	15,963	16,567	46,165	51,045
Other non-operating expense	1,492	2,206	1,492	2,747

Income (loss) before provision for income taxes	(18,012)	75,598	10,949	186,825

Provision for income taxes	28,117	21,436	12,057	53,848

Net income (loss)	(46,129)	54,162	(1,108)	132,977
Less: Net income attributable to the non-controlling interest	71	85	196	440

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(46,200)	$54,077	$(1,304)	$132,537

Earnings per share
Basic	$(0.29)	$0.34	$(0.01)	$0.84
Diluted	$(0.29)	$0.32	$(0.01)	$0.80

Weighted average number of shares outstanding
Basic	161,413,045	158,049,782	161,240,545	157,072,622
Diluted	161,413,045	166,911,474	161,240,545	166,035,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income (loss)	$(46,129)	$54,162	$(1,108)	$132,977
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(1,488)	(711)	(4,841)	(1,083)
Pension obligations	74	28	197	84
Change in fair value of derivative agreements	(2,013)	1,109	(4,724)	(3,897)

Total other comprehensive income (loss), net of tax	(3,427)	426	(9,368)	(4,896)
Comprehensive income (loss)	(49,556)	54,588	(10,476)	128,081
Comprehensive income attributable to the non-controlling interest	71	85	196	440

Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$(49,627)	$54,503	$(10,672)	$127,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash and cash equivalents	$179,480	$76,923
Accounts receivable, net	87,866	206,094
Inventories	75,146	131,613
Deferred income taxes	5,158	5,158
Prepaid expenses and other assets	25,352	40,766
Current assets classified as held-for-sale (includes cash, accounts receivable, inventories, deferred income taxes, and property, plant, and equipment)	13,491	—

Total current assets	386,493	460,554

Property, plant and equipment, net	871,241	841,274
Goodwill	84,548	84,677
Intangibles, net	97,366	100,769
Other assets	26,362	26,742

Total assets	$1,466,010	$1,514,016

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$17,197	$17,274
Accounts payable	44,786	88,542
Accrued expenses	35,501	36,025
Current liabilities directly related to current assets classified as held-for-sale (includes accounts payable and accrued expenses)	2,056	—

Total current liabilities	99,540	141,841

Long-term debt	1,224,311	1,235,365
Deferred income taxes	77,466	74,351
Other long-term liabilities	34,308	28,985

Total liabilities	1,435,625	1,480,542

Commitments and contingent liabilities
Equity
Common stock: $0.01 par value, 272,000,000 authorized shares Shares outstanding: 161,433,248 and 160,913,266 at September 30, 2015 and December 31, 2014, respectively	2,391	2,387
Preferred stock: $0.01 par value, 100,000,000 authorized shares Shares outstanding: 0 at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	780,863	771,888
Retained earnings	495,875	497,179
Accumulated other comprehensive income (loss)	(22,177)	(12,809)

Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	1,256,952	1,258,645
Less: Treasury stock at cost
Shares in treasury: 77,765,480 at September 30, 2015 and December 31, 2014, respectively	(1,227,663)	(1,227,663)

Total equity attributable to Fairmount Santrol Holdings Inc.	29,289	30,982
Non-controlling interest	1,096	2,492

Total equity	30,385	33,474

Total liabilities and equity	$1,466,010	$1,514,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
	Common Stock	Common Stock Units	Preferred Stock	Preferred Stock Units	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Treasury Stock Units	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Balances at December 31, 2013	$2,341	156,462	$—	—	$733,088	$326,729	$(3,536)	$(1,227,001)	77,706	$(168,379)	$3,021	$(165,358)
Purchase of treasury stock	—	—	—	—	—	—	—	(662)	36	(662)	—	(662)
Stock options exercised	17	1,648	—	—	3,062	—	—	—	—	3,079	—	3,079
Stock compensation expense	—	—	—	—	8,674	—	—	—	—	8,674	—	8,674
Tax effect of stock options exercised	—	—	—	—	5,017	—	—	—	—	5,017	—	5,017
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	(496)	(496)
Net income	—	—	—	—	—	132,537	—	—	—	132,537	440	132,977
Other comprehensive income (loss)	—	—	—	—	—	—	(4,896)	—	—	(4,896)	—	(4,896)

Balances at September 30, 2014	$2,358	158,110	$—	—	$749,841	$459,266	$(8,432)	$(1,227,663)	77,742	$(24,630)	$2,965	$(21,665)

Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	4	520	—	—	1,763	—	—	—	—	1,767	—	1,767
Stock compensation expense	—	—	—	—	7,180	—	—	—	—	7,180	—	7,180
Tax effect of stock options exercised	—	—	—	—	32	—	—	—	—	32	—	32
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	(1,592)	(1,592)
Net income (loss)	—	—	—	—	—	(1,304)	—	—	—	(1,304)	196	(1,108)
Other comprehensive income (loss)	—	—	—	—	—	—	(9,368)	—	—	(9,368)	—	(9,368)

Balances at September 30, 2015	$2,391	161,433	$—	—	$780,863	$495,875	$(22,177)	$(1,227,663)	77,765	$29,289	$1,096	$30,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net income (loss)	$(1,108)	$132,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	44,355	38,827
Amortization	8,586	8,808
Write-off of deferred financing costs	864	—
Write-off and impairment of long-lived assets	8,129	—
Inventory reserve adjustment	(83)	—
(Gain) loss on sale of fixed assets	424	(1,067)
Unrealized loss on interest rate swaps	48	197
Deferred income taxes and taxes payable	4,417	—
Stock compensation expense	7,180	8,674
Change in operating assets and liabilities, net of acquired balances:
Accounts receivable	114,818	(87,247)
Inventories	54,764	(12,181)
Prepaid expenses and other assets	11,741	5,241
Accounts payable	(37,028)	8,937
Accrued expenses	20	27,522

Net cash provided by operating activities	217,127	130,688

Cash flows from investing activities
Proceeds from sale of fixed assets	—	1,328
Capital expenditures	(91,548)	(87,746)

Net cash used in investing activities	(91,548)	(86,418)

Cash flows from financing activities
Proceeds from issuance of term loans	—	41,000
Payments on term debt	(10,595)	(9,384)
Change in other long-term debt and capital leases	(5,522)	(3,210)
Proceeds from borrowing on revolving credit facility	—	32,267
Payments on revolving credit facility	—	(73,000)
Settlement of contingent consideration	—	(9,600)
Proceeds from option exercises	1,767	3,079
Purchase of treasury stock	—	(662)
Tax effect of stock options exercised and dividend equivalents	32	5,017
Distributions to non-controlling interest	(219)	(496)
Financing costs	(4,592)	(1,913)

Net cash used in financing activities	(19,129)	(16,902)

Change in cash and cash equivalents related to assets classified as held-for-sale	(3,120)	—
Foreign currency adjustment	(773)	(85)

Increase in cash and cash equivalents	102,557	27,283

Cash and cash equivalents:
Beginning of period	76,923	17,815

End of period	$179,480	$45,098

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which deferred the application of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and the interim periods within that year. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 – Revenue from Contracts with Customers (ASU 2014-09). Under ASU 2014-09, companies recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services (ASC Topic 606). The new requirements significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. As such, for a public business entity with a calendar year-end, the ASU would be effective on January 1, 2018, for both its interim and annual reporting periods. This proposal represents a one-year deferral from the original effective date. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

2.	Inventories

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$11,821	$19,803
Work-in-process	13,692	23,568
Finished goods	51,086	91,202

	76,599	134,573
Less: LIFO reserve	(1,453)	(2,960)

Inventories	$75,146	$131,613

3.	Property, Plant and Equipment

At September 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Land and improvements	$78,339	$63,800
Mineral reserves and mine development	319,423	303,804
Machinery and equipment	529,071	478,225
Buildings and improvements	142,897	146,165
Furniture, fixtures and other	3,611	3,604
Construction in progress	107,813	110,677

	1,181,154	1,106,275
Accumulated depletion and depreciation	(309,913)	(265,001)

Property, plant and equipment, net	$871,241	$841,274

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

4.	Long-Term Debt

At September 30, 2015 and December 31, 2014, long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Term B-1 Loans	$156,288	$319,917
Term B-2 Loans	904,526	910,900
Extended Term B-1 Loans	160,266	—
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	101	1,098
Capital leases, net	10,327	10,724

	1,241,508	1,252,639
Less: current portion	(17,197)	(17,274)

Long-term debt including leases	$1,224,311	$1,235,365

On September 5, 2013, the Company entered into the Second Amended and Restated Credit Agreement (the “2013 Amended Credit Agreement”). The 2013 Amended Credit Agreement initially contained a revolving credit facility (“Revolving Credit Facility”) and two tranches of term loans, a term B-1 facility (“Term B-1 Loans”) and a term B-2 facility (“Term B-2 Loans”). The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

As of April 30, 2015, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “April 2015 Amendment”) to the 2013 Amended Credit Agreement. The April 2015 Amendment provides for the extension of the maturity date of $46,036 of outstanding Term B-1 Loans from March 15, 2017 (the “Stated B-1 Maturity Date”) to September 5, 2019 (the “Extended Maturity Date,” which is the same maturity date applicable to Term B-2 Loans under the 2013 Amended Credit Agreement). The Company paid a fee of approximately $1,151 to the lender as a consent fee.

As of May 15, 2015, the Company entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “May 2015 Amendment”). The May 2015 Amendment provides for the extension of the maturity date of $115,458 of outstanding Term B-1 Loans from the Stated B-1 Maturity Date to the Extended Maturity Date. Such loans (together with the other loans whose maturity dates were extended under the April 2015 Amendment, Extended Term B-1 Loans) effectively will be converted to Term B-2 Loans, and will be treated as Term B-2 Loans under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, Extended Term B-1 Loans shall continue to amortize as Term B-1 Loans. Upon giving effect to the April and May 2015 Amendments, the maturity date of approximately $161,495 in principal amount of outstanding Term B-1 Loans was so extended. The Company paid a fee of approximately $2,886 to the lender as a consent fee for the May 2015 Amendment.

After the April and May 2015 Amendments, $156,619 in principal amount of outstanding Term B-1 Loans mature on March 15, 2017 and $1,073,706 in principal amount of outstanding Term B-2 Loans (including Extended Term B-1 Loans) mature on September 5, 2019.

As of September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility. These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility. Generally, if

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

the Company’s leverage ratio is greater than 4.75:1.00 during the period from the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31,250 to $40,000. Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017). As of September 30, 2015, the Company’s leverage ratio was 5.31:1.00.

As of September 30, 2015, there was $28,467 available borrowing remaining on the Revolving Credit Facility and $11,533 committed to outstanding letters of credit.

5.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(46,200)	$54,077	$(1,304)	$132,537
Denominator:
Basic weighted average shares outstanding	161,413,045	158,049,782	161,240,545	157,072,622
Dilutive effect of employee stock options & RSU’s	—	8,861,692	—	8,962,638

Diluted weighted average shares outstanding	161,413,045	166,911,474	161,240,545	166,035,260

Earnings per common share - basic	$(0.29)	$0.34	$(0.01)	$0.84
Earnings per common share - diluted	$(0.29)	$0.32	$(0.01)	$0.80

Because the Company experienced a loss in the three months and nine months ended September 30, 2015, respectively, the calculation of diluted weighted average shares outstanding is not appropriate because the effect of including these potential common shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2014 excludes 219,674 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments. The current notional value of these swap agreements is $520,225 at September 30, 2015 and effectively fixes the variable rate in a range of 0.83% to 3.115%. The total notional amount of these instruments is scheduled to increase over time to provide a partial hedge against variable interest rate debt. The interest rate swap agreements mature at various dates between October 31, 2015 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	September 30, 2015	December 31, 2014
Designated as hedges	Other long-term liabilities	$(17,616)	$(10,253)
Not designated as hedges	Other long-term liabilities	(137)	(1,443)
Designated as hedges	Other assets	—	333

		$(17,753)	$(11,363)

The Company recognized $30 and $14 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the nine months ended September 30, 2015 and 2014, respectively.

7.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps. The Company is also liable for contingent consideration from an acquisition that is subject to fair value measurement. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

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

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost. The value of the Company’s Term B-1, Extended Term, and Term B-2 loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2. The fair value of the Company’s Term B-1 loan was $136,261 and $295,750, Extended Term loan was $118,893 and $0, and Term B-2 loan was $680,686 and $796,500 at September 30, 2015 and December 31, 2014, respectively.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

In accordance with ASC 360-10, the fair value of certain of the Company’s long-lived assets held and used with a carrying value of $17,104 was written down to fair value of $7,634 and the fair value of certain of the Company’s long-lived assets held-for-sale with a carrying value of $2,336 was written down to a fair value of $0. The resulting impairment charges of $9,470 and $2,336, respectively, were based on management’s estimate of the disposed value of the assets and were recognized in restructuring and other charges in income from operations in the current period.

The following tables present the amounts carried at fair value as of September 30, 2015 and December 31, 2014 for the Company’s other financial instruments.

Recurring Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2015
Interest rate swap agreeements	$—	$(17,753)	$—	$(17,753)

	$—	$(17,753)	$—	$(17,753)

December 31, 2014
Interest rate swap agreeements	$—	$(11,363)	$—	$(11,363)

	$—	$(11,363)	$—	$(11,363)

Non-Recurring Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2015
Long-lived assets held and used	$—	$—	$7,634	$7,634
Long-lived assets held for sale	—	—	—	—

	$—	$—	$7,634	$7,634

December 31, 2014
Long-lived assets held and used	$—	$—	$17,104	$17,104
Long-lived assets held for sale	—	—	2,336	2,336

	$—	$—	$19,440	$19,440

8.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 1,630,952 and 680,000 shares of common stock in the nine months ended September 30, 2015 and 2014, respectively. The average grant date fair value was $3.96 and $9.52 for options issued in the nine months ended September 30, 2015 and 2014, respectively. The Company was not publicly traded in the nine months ended September 30, 2014. The company issued restricted stock units of 363,126 in the nine months ended September 30, 2015. No restricted stock units were issued in the nine months ended September 30, 2014.

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

For the three months ended September 30, 2015, the Company recorded tax expense of $28,117 on loss before income taxes of $18,012. For the nine months ended September 30, 2015, the Company recorded tax expense of $12,057 on income before income taxes of $10,949. For the three months ended September 30, 2014, the Company recorded tax expense of $21,436 on income before income taxes of $75,598. For the nine months ended September 30, 2014, the Company recorded tax expense of $53,848 on income before income taxes of $186,825. The effective tax rate for the three and nine months ended September 30, 2015 was negative 156.1% and positive 110.1%, respectively, as compared with 28.4% and 28.8% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the three months ended September 30, 2015 does not bear the customary relationship to book income or expense because of changes to the current and forecasted business levels, the variability of book income or less between quarters, and a proportionately greater impact on taxable income from the statutory percentage depletion allowance.

10.	Defined Benefit Plans

The Company maintained two multiemployer defined benefit pension plans covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. As part of its recent efficiency and cost-reduction initiatives, the Company has closed these facilities and is in the process of negotiating a withdrawal from the plans. The estimated withdrawal liability for these plans was recorded in the second quarter of 2015.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$27	$19	$81	$57
Interest cost	85	83	255	249
Expected return on plan assets	(127)	(146)	(381)	(438)
Amortization of prior service cost	4	5	12	15
Amortization of net actuarial loss	70	40	210	120

Net periodic benefit cost	$59	$1	$177	$3

The Company contributed $48 and $182 during the nine months ended September 30, 2015 and 2014, respectively. Total expected employer contributions during the year ending December 31, 2015 are $63.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

11.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(9,820)	$—	$(9,820)
Additional pension liability	(4,014)	1,564	(2,450)
Unrealized gain (loss) on interest rate hedges	(15,601)	5,694	(9,907)

	$(29,435)	$7,258	$(22,177)

	December 31, 2014
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(4,979)	$—	$(4,979)
Additional pension liability	(4,236)	1,588	(2,648)
Unrealized gain (loss) on interest rate hedges	(8,292)	3,110	(5,182)

	$(17,507)	$4,698	$(12,809)

The following table presents the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Unrealized gain (loss) on interest rate hedges	Additional pension liability	Foreign currency translation	Total
Beginning balance	$(5,182)	$(2,648)	$(4,979)	$(12,809)
Other comprehensive income (loss) before reclassifications	(5,807)	—	(4,841)	(10,648)
Amounts reclassified from accumulated other comprehensive income (loss)	1,082	198	—	1,280

Ending balance	$(9,907)	$(2,450)	$(9,820)	$(22,177)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2015:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item on the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,903	Interest expense
Tax effect	(820)	Tax expense (benefit)

	$1,083	Net of tax

Amortization of pension obligations
Prior service cost	$12	Cost of sales
Actuarial losses	210	Cost of sales

	222	Total before tax
Tax effect	(25)	Tax expense

	197	Net of tax

Total reclassifications for the period	$1,280	Net of tax

12.	Commitments and Contingencies

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $50,681 and $40,291 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $176 and $2,327 in the nine months ended September 30, 2015 and 2014, respectively.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

The Company had purchases from an affiliated entity for material purchases related to its operations in China of $62 and $0 in the nine months ended September 30, 2015 and 2014, respectively.

The Company paid management fees of $0 and $811 in the nine months ended September 30, 2015 and 2014, respectively. Concurrent with the Company’s initial public offering on October 3, 2014, the Company no longer pays a management fee to American Securities LLC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Proppant Solutions	$141,584	$340,667	$602,603	$907,852
Industrial & Recreational Products	29,366	32,812	91,160	94,850

Total revenue	170,950	373,479	693,763	1,002,702

Segment contribution margin
Proppant Solutions	18,939	125,063	138,174	317,991
Industrial & Recreational Products	9,198	10,049	15,380	26,884

Total segment contribution margin	28,137	135,112	153,554	344,875

Operating expenses excluded from segment contribution margin
Selling, general, and administrative	12,047	20,170	40,501	52,180
Depreciation, depletion, and amortization	15,260	15,270	47,759	42,792
Stock compensation expense	2,679	4,361	7,180	8,674
Corporate restructuring charges and other operating expense (income)	(790)	940	10	612
Interest expense, net	15,963	16,567	46,165	51,045
Other non-operating expense	990	2,206	990	2,747

Income (loss) before provision for income taxes	$(18,012)	$75,598	$10,949	$186,825

15.	Restructuring and Other Charges

As a result of recent challenging conditions in the proppant market, the Company has taken actions to rationalize its overall operational footprint and reduce selling, general and administrative costs. The restructuring program primarily consists of workforce reductions and idling and closure of excess facilities. The expected completion date of these activities is December 31, 2015, although a continued sustained downturn in the oil and gas market could extend the

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

duration of this restructuring process. A summary of the restructuring and other costs recognized for the nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring and other charges
Workforce reduction costs, including one-time severance payments	$284	$—	$1,009	$—
Write-down to net realizable value of exited facilities and other capitalized costs	4,169	—	11,806	—
Other exit costs, including multiemployer pension plan withdrawal liability and additional cash costs to exit facilities	—	—	6,786	—

Total restructuring and other charges	$4,453	$—	$19,601	$—

As a result of these actions, the Company has determined that certain of the impacted facilities in the Proppant Solutions segment will not be necessary for ongoing operations and management has made the decision to offer the facilities for sale. The assets and liabilities of these facilities have been reclassified in the Condensed Consolidated Balance Sheets as assets held-for-sale.

While these restructuring activities primarily were driven by the decline in proppant demand in 2015, certain plants supporting the Industrial & Recreational Products segment have been adversely impacted as well. A summary of the restructuring and other costs by operating segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring and other charges
Proppant Solutions	$2,336	$—	$4,738	$—
Industrial & Recreational Products	1,833	—	13,918	—
Corporate	284	—	945	—

Total restructuring and other charges	$4,453	$—	$19,601	$—

As a result of challenging conditions in the proppant market, the Company has made the decision to sell certain of its operations in the Proppant Solutions segment that it views as non-core to its business. These assets are classified as held-for-sale and have been marked down to their estimated fair values as of September 30, 2015.

16.	Indefinite-Lived Intangibles – Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates goodwill on an annual basis in the fourth quarter or when management believes indicators of impairment exist. Due to the significant changes in the oil and gas business climate during the nine months ended September 30, 2015 and the Company’s decline in stock price, the Company assessed qualitative factors and determined that it could not conclude it was more likely than not that the fair value of its goodwill exceeded its carrying value for the goodwill recorded in the Proppant Solutions reporting unit.

Accordingly, the Company proceeded to a quantitative evaluation of potential impairment of its goodwill. This evaluation included the income (or discounted cash flows) approach. Key assumptions include future growth or recovery rates in the business, the long-term discount rate, and expected terminal values of a business exit. The Company estimated the value of our two goodwill reporting units based on management’s best current available estimates of the future cash flows to arrive at the income approach estimate of fair value. Based on these estimates, the Company has concluded there has been no impairment loss as of September 30, 2015.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(unaudited)

However, market conditions impacting the proppant business are uncertain, and a sustained downturn in the Company’s key markets could result in the recognition of an impairment loss on goodwill in a future period. This non-cash impairment charge could be material.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the oil and gas industries;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	fluctuations in and continuing pressure on market-based pricing;

•	our ability to complete greenfield development or expansion projects, or our ability to realize the benefits if we do complete them;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayment or nonperformance by our customers;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales;

•	the availability of raw materials to support our manufacturing of resin-coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to successfully complete acquisitions or integrate acquired businesses;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms, including financing for existing commitments, such as future railcar deliveries;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of our mineral reserves;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the Foreign Corrupt Practices Act (FCPA);

•	significant impairment losses related to goodwill in relation to our acquisition of assets from FTS International (FTSI);

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

Overview

As of September 30, 2015, we are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells. We offer the broadest range of proppants available in the market today, including high quality sand and a variety of resin-coated products. All of our frac sand exceeds API specifications. Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational (“I&R”) markets.

As one of the industry leaders, our asset base includes 808 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to the continuing challenging conditions in the oil and gas markets, we continue to adjust our operational footprint to minimize our costs. As of October 2015, we have 11 sand processing facilities (7 of which are active) with 12.3 million tons of annual sand processing capacity. In 2015, we closed our sand processing facility in Readfield, Wisconsin and Wexford, Michigan and idled our facilities in Brewer, Missouri, Shakopee, Minnesota, and Hager City, Wisconsin. We also have 10 coating facilities (6 of which are active) with 2.3 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets. In 2015, we closed our resin-coating facility in Bridgman, Michigan and idled resin-coating facilities in Voca, Texas and Cutler, Illinois and SSP-coating facilities in Fresno, Texas.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 40 proppant distribution terminals and a fleet of approximately 10,300 railcars. We have recently expanded our unit train destinations to two production facilities and six in-basin terminals, which reduce freight costs and improve cycle times for our rail car fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at ten transloading terminals and opened four new terminals in 2015.

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

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•	Level of drilling activity and demand for proppants. Over the past several years, the growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations dramatically increased the number of oil and gas rigs operating in North America. This increased drilling activity contributed to substantial growth in demand for proppants from 2009 to 2014. However, during the fourth quarter of 2014, increasing global supply of oil, in conjunction with slowing growth of global oil demand, created downward pressure on crude oil prices, which has continued through 2015. As a result, various operators reduced drilling and capital programs, resulting in significantly reduced rig counts. North American rig counts have fallen significantly from September 2014 to September 2015, which has resulted in reduced drilling activity and has negatively impacted the demand for proppants in 2015. During the same period, however, E&P companies, in partnership with oilfield service companies, are continuing to refine their well designs and hydraulic fracturing techniques to maximize hydrocarbon recovery from each well. These techniques vary based on formation and well geology, but some of the more pervasive recent trends include longer lateral drilling lengths coupled with an increased number of hydraulic fracturing stages per well. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well (referred to as “proppant intensity”). The trend of increasing proppant intensity has offset, to some extent, the decrease in demand for proppants resulting from reduced rig counts and drilling activity.

•	Shift in drilling activity and demand mix. The level of drilling activity for oil and gas can have an impact on the demand for proppant and the mix of proppant we sell. In 2014, with the rapid growth of drilling deep wells in regions such as the Permian region, and drilling wells in regions that were prone to the flowback of proppant, we saw a rapid increase in demand for our resin-coated proppants. In 2015, lower crude oil prices have caused E&P companies to seek ways to reduce short-term operating costs, and, as a result, we have seen reduced demand for our resin-coated proppants. Further, lower crude oil prices have caused many operators to drill fewer of the deeper and more expensive wells in an effort to reduce production costs, which has also had an adverse impact on the demand for resin-coated proppants, particularly those designed to add strength for higher closer pressures.

•	Volatility in selling prices for proppants. The rapid growth in demand for proppants in 2014 driven by relatively high oil and gas prices and high levels of drilling activity caused selling prices for proppants to increase as the market for proppants was generally undersupplied. This imbalance of supply and demand caused many proppant suppliers to expand production capacity in anticipation of continued growth in demand. However, the rapid decline in oil and gas prices that occurred later in 2014 led to reduced drilling activity and reduced demand for proppants. As a result, the proppant market is in a position of oversupply, which has caused selling prices for all proppants to decline significantly in 2015. It is unclear when global oil and gas prices and increased drilling activity, will begin to increase the demand for proppants, or when industry production capacity will contract enough to bring supply and demand more into balance and put upward pressure on selling prices.

•

Demand for in-basin delivery of proppant. In recent years, many customers sought to outsource proppant logistics and to purchase proppant at the basin, allowing them to focus on their core competencies, minimize inventory costs, and maximize flexibility. Consistent with this model, approximately 80% of our proppant sales volume was sold in-basin in 2014. Recently, we have seen an increase in demand from larger oilfield service customers for large volume shipments that can be taken directly from our plants. With our increasing capability to provide low-cost unit train shipments directly to large customers while also shipping unit trains to certain of our own in-basin terminals, we are well-equipped to take advantage of shifting demand.

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

Our Strategy

Our objective is to create long-term and sustainable value for our stakeholders. We intend to pursue this objective through the execution of the following strategies:

•	Proactively maintain low cost operations. We have significant experience in operating sand mines and processing and coating plants and believe that our costs of production compare very favorably to our competition. In recent years, we have made investments in unit train-capable destinations at two production facilities and six in-basin terminals in order to reduce delivery costs and improve the efficiency of our railcar fleet. We have invested in operating and logistics technology and processes to enable us to reduce costs and optimize the sourcing from our various plants to our network of terminals in order to maximize profitability and better serve our customers. Further, as demand for proppants has declined in 2015, we have proactively closed or idled higher-cost, excess capacity in order to consolidate our operations into a more cost-effective footprint. In addition, we have taken actions to reduce selling, general and administrative costs, balancing cost reductions with maintaining capabilities to capture growth when demand for proppant recovers. We will continue to take actions as market conditions warrant to maintain our low cost operating position.

•	Prudently Increase Reserves and Processing Capacity. We have historically grown our reserves and mining and processing capacities by developing greenfield sites, expanding existing facilities and acquiring operating assets and reserves. In 2014, we expanded the annual production capacity at our Wedron, Illinois facility by 0.5 million tons and the effective capacity of our Voca, Texas (which produces our Texas Gold frac sand) by 0.5 million tons. In order to secure additional low cost capacity with unit train capability, we are currently expanding our Wedron, Illinois by another 3 million tons. In addition to these expansions, we control, or have an option to control, additional reserves on several properties that produce both Northern White and Texas Gold raw frac sand.

•	Logistics Capabilities. We believe that our market-leading delivery infrastructure and capabilities provide significant value to our customers as certain of our customers lack effective delivery infrastructures for getting proppant to the basin. As of September 30, 2015, we have 40 proppant distribution terminals located in all major oil and gas producing basins in the U.S. Our unit train capabilities allow us to deliver product to our terminals efficiently and we will continue to enhance our unit train capabilities to reduce freight costs and improve cycle times for our rail car fleet. For customers with their own delivery infrastructure, our unit train capabilities allow us to deliver product to their terminals cost-effectively. To support our delivery capabilities, we have invested in a growing fleet of railcars and, as of September 30, 2015, we have a total fleet of approximately 10,300 railcars (net of subleases). During 2015, declining demand coupled with the delivery of previously ordered railcars has caused us to have more railcars than we need to operate the business. As of September 30, 2015, we had approximately 3,400 railcars in storage. In order to manage our excess railcars, we reached agreements with railcar suppliers to accelerate delivery of approximately 600 railcars into 2015 to take advantage of existing lease financing commitments, in exchange for deferring the delivery of all remaining 2016 scheduled railcar deliveries into 2017 and 2018. We also continue to sublease railcars and have approximately 3,000 railcar leases scheduled to expire during 2016 and 2017.

•	Increase Market Penetration of Our Resin-Coated Proppants. We believe that resin-coated proppants offer compelling performance advantages relative to other proppants. Our field data indicates that high quality resin-coated proppants enhance oil and gas reservoir conductivity compared to raw frac sand and is a cost-effective alternative to light weight ceramic proppants. Field data also indicates that resin-coated proppants reduce proppant flow back. Our resin-coating capacity is the largest in the industry, providing our customers assurance of supply. Due to its superior performance and value-added processing, our resin-coated products continue to generate a higher per ton profit as compared to our raw frac sand. We will continue to work with market participants by hosting technical sales meetings, obtaining field data, and producing scientific papers which highlight the value proposition of resin-coated proppant. Through these efforts, we will seek to increase overall market penetration of our resin-coated proppant and to displace competing resin-coated proppants.

•	Develop and Commercialize High Performance Proprietary Proppants. We have a history of developing innovative technologies that increase the effectiveness of downhole completions, from conventional wells to the most complex, multi-stage horizontal wells. We have made a significant investment in a new state-of-the-art research and development facility and strengthened our team of scientists, material engineers and process engineers focused on developing innovative and proprietary proppants. As a result of our commitment, our new product development record is strong. For example, we successfully developed and commercialized PowerProp, a patented resin-coated sand proppant with characteristics competitive with lightweight ceramic proppants, and CoolSet, a curable resin-coated sand proppant that bonds at low temperatures with no chemical activators. We also are currently conducting an increasing number of field trials for Propel SSP, a self-suspending proppant. We have established commercial processing capability for this product. Given the current decline of oil and gas markets and the associated reduction in the use of new and enhanced proppant products, the commercial launch of Propel SSP has been a more protracted process, but with encouraging test results to date. We are maintaining a regular dialogue with our customers regarding evolving product needs and maintain a robust pipeline of new products in various stages of development.

•	Execute all of our Corporate Initiatives with a Commitment to Customers, Employees and Communities. Our corporate culture emphasizes People, Planet and Prosperity, and our strategy of sustainable development defines our approach to operations and community engagement. We work to minimize our environmental impact and continue to find ways to reduce waste while also reducing operating costs. We are honored to receive recognition from our communities for our focus on sustainable mining practices, reclamation and community investment. We believe that positive community engagement is both a privilege and a responsibility, and that it enhances our ability to recruit and retain employees, obtain mining and other operating permits and strengthen relationships with our customers. Our corporate motto is “Do Good. Do Well” and we intend to continue to execute our growth strategy with a focus on sustainable development.

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications. In our Proppant Solutions business for the three months ended September 30, 2015, we sold approximately 62% of our North American proppant volume through our network of terminals at selling prices that are set by local market dynamics. The remaining volume in the Proppant Solutions business is sold to customers directly from our mining and production facilities. The average selling prices for products sold through our terminals are higher than the average selling prices for comparable products sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals. Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered. Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold frac sand generally will be lower than that for our Northern White frac sand.

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

Our Proppant Solutions segment represented 87% of our revenues for the nine months ended September 30, 2015. A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations. During the nine months ended September 30, 2015 and 2014, our top ten proppant customers collectively represented 72% and 67% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton and FTSI, collectively accounted for 43% and 37% of our revenues, respectively.

Our I&R business segment has approximately 770 customers and represented 13% of our revenues for the nine months ended September 30, 2015. In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

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

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 38% and 33% of our revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 35% and 33% of our revenues during the nine months ended September 30, 2015 and 2014, respectively. Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge. In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years. We currently have approximately 9,500 railcars under lease and 1,200 railcars made available to us from our customers, giving us a total fleet of approximately 10,300 railcars (net of 400 cars currently subleased). Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time. These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders. Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities. Storage costs are incurred when railcars are temporarily taken out of service and stored at a rail yard or storage facility.

Labor costs, including wages and benefits, represented approximately 14% and 9% of revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 12% and 9% of revenues during the nine months ended September 30, 2015 and 2014, respectively. Approximately 13% of our workforce was party to collective bargaining contracts as of September 30, 2015.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses. We purchase these resins under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy. We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan. The cost of resins and additives represented approximately 7% and 12% of revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 8% and 10% of revenues during the nine months ended September 30, 2015 and 2014, respectively.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 11% and 8% of revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 9% and 8% of revenues during the nine months ended September 30, 2015 and 2014, respectively. These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization. Since becoming a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC, and applicable stock exchange rules.

We capitalize the costs of our mining and processing equipment and depreciate it over its expected useful life. We also capitalize the costs to remove overburden on our sand reserves for our surface mines and amortize them based on the actual tons mined. Depreciation, depletion and amortization costs represented approximately 9% and 4% of revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 7% and 4% of revenues during the nine months ended September 30, 2015 and 2014, respectively. Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred. These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4% and 2% of revenues during the three months ended September 30, 2015 and 2014, respectively, and approximately 3% and 2% of revenues during the nine months ended September 30, 2015 and 2014, respectively.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(46,200)	$54,077	$(1,304)	$132,537
Interest expense, net	15,963	16,567	46,165	51,045
Provision for income taxes	28,117	21,436	12,057	53,848
Depreciation, depletion, and amortization expense	15,260	15,270	47,759	42,792

EBITDA	13,140	107,350	104,677	280,222

Non-cash stock compensation expense(1)	2,679	4,361	7,180	8,674
Management fees & expenses paid to sponsor(2)	—	285	—	826
Loss on disposal of assets(3)	627	1,921	627	1,921
Transaction expenses(4)	—	—	—	638
Impairment of long-lived assets(5)	2,336	—	2,336	—
Restructuring charges(6)	2,117	—	17,265	—
Write-off of deferred financing costs(7)	864	—	864	—
Other non-recurring charges(8)	—	—	465	—
Initial Public Offering fees & expenses	—	3,017	—	4,638

Adjusted EBITDA	$21,763	$116,934	$133,414	$296,919

(1)	Represents the cost in the period for stock-based awards issued to our employees.
(2)	Includes fees and expenses paid to American Securities LLC for consulting and management services pursuant to a management consulting agreement. The agreement was terminated upon the Initial Public Offering of the Company in October 2014.
(3)	Includes losses related to the sale and disposal of certain assets in property, plant, and equipment.
(4)	Expenses associated with evaluation of potential acquisitions of businesses, some of which were completed.
(5)	Expenses associated with the impairment of a foreign production facility.
(6)	Expenses associated with restructuring activities and plant closures, including pension withdrawal and other liablities, asset impairments and severance payments.
(7)	Represents the write-off of deferred financing fees in relation to the amendment of our Revolving Credit Facility.
(8)	Expenses associated with an audit of our Employee Stock Bonus Plan.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data. The results of operations by segment are discussed in further detail following the consolidated overview.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except selling data)		(in thousands, except selling data)
Statement of Income Data
Revenues	$170,950	$373,479	$693,763	$1,002,702
Cost of sales (excluding depreciation, depletion, amortization, and stock compensation expense)	131,679	228,583	499,357	630,885
Selling, general, and administrative expenses	18,314	29,954	61,538	79,122
Depreciation, depletion, and amortization expense	15,260	15,270	47,759	42,792
Stock compensation expense	2,679	4,361	7,180	8,674
Restructuring and other charges	4,453	—	19,601	—
Other operating expense (income)	(878)	940	(278)	612

Income (loss) from operations	(557)	94,371	58,606	240,617

Interest expense, net	15,963	16,567	46,165	51,045
Other non-operating expense	1,492	2,206	1,492	2,747

Income (loss) before provision for income taxes	(18,012)	75,598	10,949	186,825

Provision for income taxes	28,117	21,436	12,057	53,848

Net income (loss)	(46,129)	54,162	(1,108)	132,977
Less: Net income attributable to the non-controlling interest	71	85	196	440

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(46,200)	$54,077	$(1,304)	$132,537

Other Financial Data
EBITDA	$13,140	$107,350	$104,677	$280,222
Adjusted EBITDA	$21,763	$116,934	$133,414	$296,919

Operating Data
Proppant Solutions
Total tons sold	1,464	1,945	4,836	5,297
Revenue	$141,584	$340,667	$602,603	$907,852
Segment contribution margin	$18,939	$125,063	$138,174	$317,991
Industrial & Recreational Products
Total tons sold	570	638	1,745	1,832
Revenue	$29,366	$32,812	$91,160	$94,850
Segment contribution margin	$9,198	$10,049	$15,380	$26,884

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Revenues decreased $202.5 million, or 54%, to $171.0 million for the three months ended September 30, 2015 compared to $373.5 million for the three months ended September 30, 2014, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment decreased $199.1 million, or 58%, to $141.6 million for the three months ended September 30, 2015 compared to $340.7 million for the three months ended September 30, 2014. Total volumes decreased 25% to 1.5 million tons in the three months ended September 30, 2015 compared to 1.9 million tons in the three months ended September 30, 2014. Raw frac sand volumes decreased 15% to 1.3 million tons in the three months ended September 30, 2015 compared the three months ended September 30, 2014. The average selling price for raw frac sand in the third quarter of 2015 decreased approximately 23% compared to selling prices in the third quarter of 2014. Coated proppant volumes decreased 61% to 0.15 million tons in the third quarter of 2015 compared to 0.40 million tons in the third quarter of 2014. The average selling price for resin-coated proppants decreased by approximately 19% in the third quarter of 2015 compared to the third quarter of 2014. Lower demand for proppant and excess production capacity in the proppant industry have created downward pressure on proppant selling prices.

Revenues in the I&R Products segment decreased $3.4 million, or 11%, to $29.4 million for the three months ended September 30, 2015 compared to $32.8 million for the three months ended September 30, 2014. Volumes remained flat at 0.6 million tons in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The average selling price decreased approximately 8% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of a slight reduction in demand in the agriculture and mining segments of the foundry market.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $106.1 million, or 85%, to $18.9 million for the three months ended September 30, 2015 compared to $125.1 million for the three months ended September 30, 2014. The decrease was primarily driven by decreasing selling prices and volumes for proppants as noted above, as well as higher operating costs per ton due to lower volumes over which to absorb fixed costs, and restructuring costs incurred in the period.

Contribution margin in the I&R Products segment decreased $0.8 million, or 8%, to $9.2 million for the three months ended September 30, 2015 compared to $10.0 million for the three months ended September 30, 2014. The decrease was primarily driven by the slight decrease in volumes as noted above, as well as restructuring charges associated with plant closures, such as impairment of property, plant, and equipment. Excluding these charges, I&R contribution margin would have been $11.0 million in the third quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.6 million, or 39%, to $18.3 million for the three months ended September 30, 2015 compared to $30.0 million for the three months ended September 30, 2014. SG&A attributable to our segments decreased $2.4 million. Corporate SG&A costs decreased $9.3 million primarily due to lower costs associated with incentive plans, pension contributions and reduced headcount this year as well as non-recurring costs in the prior year associated with the October 2014 Initial Public Offering.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization remained flat at $15.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income from Operations

Income from operations decreased $94.9 million, or 101%, to a loss of $0.6 million for the three months ended September 30, 2015 compared to income of $94.4 million for the three months ended September 30, 2014, primarily as a result of the decline in volumes and downward pressure on pricing which corresponded to lower segment contribution margins.

Interest Expense

Interest expense decreased $0.6 million, or 4%, to $16.0 million for the three months ended September 30, 2015 compared to $16.6 million for the three months ended September 30, 2014 due to a decrease in principal, a decrease in financing fees amortization treated as interest and offset partially by an increase in our interest rate floating index in the quarter.

Provision for Income Taxes

Provision for income taxes increased $6.7 million, or 31%, to $28.1 million for the three months ended September 30, 2015 compared to $21.4 million for the three months ended September 30, 2014. Income before income taxes decreased $93.6 million or 124% to a loss of $18.0 million for the three months ended September 30, 2015 compared to income of $75.6 million for the three months ended September 30, 2014. The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment. The adjustment in the three months ended September 30, 2015 was primarily driven by changes to the current and forecasted business levels, the variability of book income between quarters, and a proportionately greater impact on taxable income from the statutory percentage depletion allowance.

Net Income

Net income decreased $100.3 million, or 185%, to a loss of $46.2 million for the three months ended September 30, 2015 compared to income of $54.1 million for the three months ended September 30, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $95.2 million, or 81%, to $21.8 million for the three months ended September 30, 2015 compared to $116.9 million for the three months ended September 30, 2014, due to the decrease in profitability of our Proppant Solutions segment noted above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Revenues decreased $308.9 million, or 31%, to $693.8 million for the nine months ended September 30, 2015 compared to $1,002.7 million for the nine months ended September 30, 2014, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Revenues in the Proppant Solutions segment decreased $305.2 million, or 34%, to $602.6 million for the nine months ended September 30, 2015 compared to $907.9 million for the nine months ended September 30, 2014. Total volumes decreased 9% to 4.8 million tons in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Raw frac sand volumes remained flat at 4.2 million tons in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The average selling price for raw frac sand decreased approximately 10% in the nine months ended September 30, 2015 compared to selling prices in the nine months ended September 30, 2014. Coated proppant volumes decreased 41% to 0.7 million tons in the nine months ended September 30, 2015 compared to 1.1 million tons in the nine months ended September 30, 2014. The average selling price for resin-coated proppants decreased by approximately 8% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues in the I&R Products segment decreased $3.7 million, or 4%, to $91.1 million for the nine months ended September 30, 2015 compared to $94.9 million for the nine months ended September 30, 2014. Volumes remained relatively flat at 1.7 million tons in the nine months ended September 30, 2015 compared to 1.8 million tons in the nine months ended September 30, 2014. The average selling price increased by approximately 2% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Segment Contribution Margin

Contribution margin in the Proppant Solutions segment decreased $179.8 million, or 57%, to $138.2 million for the nine months ended September 30, 2015 compared to $318.0 million for the nine months ended September 30, 2014. The decrease was primarily driven by decreasing selling prices and volumes for proppants as noted above, as well as the impact of higher operating costs per ton due to lower volumes over which to absorb fixed costs, and the restructuring charges in the nine months ended September 30, 2015.

Contribution margin in the I&R Products segment decreased $11.5 million, or 43%, to $15.4 million for the nine months ended September 30, 2015 compared to $26.9 million for the nine months ended September 30, 2014. The decrease was primarily driven by restructuring charges associated with plant closures, such as impairment of property, plant, and equipment, and liabilities associated with pension withdrawal and land reclamation. Excluding these charges, I&R contribution margin would have been $29.3 million for the nine months ended September 30, 2015 reflecting our growth in our foundry business over the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $17.6 million, or 22%, to $61.5 million for the nine months ended September 30, 2015 compared to $79.1 million for the nine months ended September 30, 2014. SG&A attributable to our segments decreased $4.7 million. Corporate SG&A costs decreased $12.9 million primarily due to lower costs associated with incentive plans, pension contributions and reduced headcount this year as well as non-recurring costs in the prior year associated with the October 2014 Initial Public Offering.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $5.0 million, or 12%, to $47.8 million for the nine months ended September 30, 2015 compared to $42.8 million for the nine months ended September 30, 2014 due to depreciation associated with plant and terminal investments made in 2014.

Income from Operations

Income from operations decreased $182.0 million, or 76%, to $58.6 million for the nine months ended September 30, 2015 compared to $240.6 million for the nine months ended September 30, 2014, primarily as a result of the decreased contribution margins, partially offset by lower corporate selling, general and administrative costs, described above.

Interest Expense

Interest expense decreased $4.9 million, or 10%, to $46.2 million for the nine months ended September 30, 2015 compared to $51.0 million for the nine months ended September 30, 2014 due to lower principal amounts of debt and a decrease in interest rates.

Provision for Income Taxes

Provision for income taxes decreased $41.8 million, or 78%, to arrive at $12.1 million for the nine months ended September 30, 2015 compared to $53.8 million for the nine months ended September 30, 2014. Income before income taxes decreased $175.9 million or 94% to $10.9 million for the nine months ended September 30, 2015 compared to $186.8 million for the nine months ended September 30, 2014. The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment. This tax rate is driven by the impact of the depletion deduction we receive on our sand mining activities compared to our estimated pre-tax earnings and a variability in quarterly income applied for a full-year estimated rate.

Net Income

Net income decreased $133.8 million, or 101%, to a loss of $1.3 million for the nine months ended September 30, 2015 compared to income of $132.5 million for the nine months ended September 30, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $163.5 million, or 55%, to $133.4 million for the nine months ended September 30, 2015 compared to $296.9 million for the nine months ended September 30, 2014, due to the decrease in profitability of our Proppant Solutions segment noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements historically have been to service our debt, to meet our working capital and capital expenditure needs, to finance acquisitions and to occasionally pay dividends to our stockholders. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings.

We believe that our cash on-hand and cash generated through operations will be sufficient to meet cash obligations such as working capital requirements, anticipated capital expenditures and scheduled debt payments over the next twelve months. In addition, we have a revolving credit facility that can provide additional liquidity, if needed. As of September 30, 2015 we had $40 million of availability under our revolving credit facility with $11.5 million committed to letters of credit, leaving net availability at $28.5 million. See “Credit Facilities” below for more information regarding our Revolving Credit Facility.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital was $287.0 million at September 30, 2015 and $318.7 million at December 31, 2014. The following table presents the components of our working capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Current assets
Cash and cash equivalents	$179,480	$76,923
Accounts receivable, net	87,866	206,094
Inventories	75,146	131,613
Deferred income tax benefit	5,158	5,158
Prepaid expenses and other assets	25,352	40,766
Current assets classified as held-for-sale (includes cash, accounts receivable, inventories, deferred income taxes, and property, plant, and equipment)	13,491	—

Total current assets	386,493	460,554

Current liabilities
Current portion of long-term debt	17,197	17,274
Accounts payable	44,786	88,542
Accrued expenses	35,501	36,025
Current liabilities directly related to current assets classified as held-for-sale (includes accounts payable and accrued expenses)	2,056	—

Total current liabilities	99,540	141,841

Net working capital	$286,953	$318,713

Accounts Receivable

Accounts receivable decreased $118.2 million to $87.9 million at September 30, 2015 compared to $206.1 million at December 31, 2014. The decrease was primarily due to a decrease in revenues in our Proppant Solutions segment driven by the decline in sales volumes and selling prices during 2015.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $75.1 million at September 30, 2015 compared to $131.6 million at December 31, 2014 was due to efforts to decrease inventory levels to match projected decreasing demand, particularly for resin-coated products.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $15.4 million at December 31, 2014 to $25.4 million at September 30, 2015, primarily due to the collection of refundable income taxes in 2015.

Accounts Payable

Accounts payable decreased $43.8 million to $44.8 million at September 30, 2015 compared to $88.5 million at December 31, 2014. The decrease in accounts payable is due to reduced purchasing activity driven by lower sales volumes.

Accrued Expenses

The decrease in accrued expenses to $35.5 million at September 30, 2015 compared to $36.0 million at December 31, 2014 was primarily due to the payout of accrued bonuses related to the year ended December 31, 2014 and reduced incentive and pension contribution costs in 2014.

Cash Flow Analysis

	Nine Months Ended September 30,
	2015	2014
	(amounts in millions)
Net cash provided by (used in):
Operating activities	$217.1	$130.7
Investing activities	(91.5)	(86.4)
Financing activities	(19.1)	(16.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization and the effect of changes in working capital.

Net cash provided by operating activities was $217.1 million for the nine months ended September 30, 2015 compared to $130.7 million in the nine months ended September 30, 2014. This $86.4 million increase was primarily the result of changes in working capital, particularly a decrease in receivables and inventory.

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

Net cash used in investing activities increased to $91.5 million for the nine months ended September 30, 2015 compared to $86.4 million for the nine months ended September 30, 2014. The $5.1 million increase was primarily the result of an increase in capital expenditures associated with the expansion of our sand processing capacities at our Wedron facility.

Capital expenditures of $91.5 million in the nine months ended September 30, 2015 were primarily focused on expansion of our sand processing capacities at our Wedron facility. Capital expenditures of $87.7 million in the nine months ended September 30, 2014 were associated with the expansion of our terminal infrastructure, enhancing our unit train capabilities, and expansion of Propel SSP coating capacities. We believe that cash flows from operations will be sufficient to fund our anticipated capital expenditures in 2015, but other sources of funds may be required to fund larger expansion opportunities.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $19.1 million in the nine months ended September 30, 2015 compared to $16.9 million in the nine months ended September 30, 2014 primarily due to refinancing fees in the current year associated with the extension of our B-1 Term Loan, amendment of our Revolving Credit Facility, and the tax benefits in the prior year for the exercise of stock options in the October 2014 Initial Public Offering.

In order to improve liquidity, we borrowed $41.0 million under our term loans in February 2014 to repay a similar amount outstanding under our revolving credit facility. In May 2015, we paid fees to extend the maturity dates of $161.5 million of our Term B-1 Loan from March 2017 to September 2019 to further improve near-term liquidity. In September 2015, we amended the terms of our Revolving Credit Facility. Please see further detail of our credit facilities in the “Credit Facilities” section below.

Credit Facilities

On September 5, 2013, we entered into the Second Amended and Restated Credit Agreement (our “Credit Agreement”). Our Credit Agreement contains a revolving credit facility (“Revolving Credit Facility”) and two tranches of term loans (“Term B-1 Loans” and “Term B-2 Loans”). The Revolving Credit Facility and the Term B-1 and B-2 Loans are secured by a first priority lien on substantially all of our domestic assets.

In February 2014, we executed a joinder agreement to borrow $41 million in aggregate principal amount of additional Term B-2 Loans, bringing the total outstanding Term B-2 loans to $923.8 million. The proceeds of this borrowing were used to repay then outstanding amounts under the Revolving Credit Facility.

Initially, the Term B-1 Loans matured on March 15, 2017 and required quarterly principal repayments of $0.8 million (1% annually) with the balance due at maturity. The Term B-2 Loans mature on September 5, 2019 and require quarterly principal repayments of $2.2 million (1% annually) with the balance due at maturity. Borrowings under the Revolving Credit Facility mature on September 5, 2018. In April and May 2015, we extended the maturity of $46.0 million and $115.5 million, respectively, of Term B-1 Loans (“Extended Loans”) until September 2019 (the same date as our Term B-2 Loans). The Extended Term B-1 Loans effectively were converted to Term B-2 Loans, and are treated as Term B-2 Loans, under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, the Extended Loans shall continue to amortize as Term B-1 Loans. Upon giving effect to the April 2015 and May 2015 Amendments, the maturity date of approximately $161.5 million in principal amount of outstanding Term B-1 Loans was extended, leaving approximately $156.6 million in principal amount of outstanding Term B-1 Loans (not including Extended Loans) maturing on the Stated B-1 Maturity Date. We paid fees of approximately $4.0 million to the lenders as a consent fee for the April and May 2015 Amendments.

In March 2014, we amended our Credit Agreement to reduce the applicable margin for Term B-1 and B-2 Base Rate loans to 2.50% and for Term B-1 and B-2 Eurodollar Rate loans to 3.50%. The Base Rate is the greater of prime rate, federal funds rate (subject to a 1.0% floor) plus 0.5%, 2%, or one-month LIBOR plus 1.0%. The adjusted Eurodollar Rate is subject to a 1.0% floor. With respect to borrowings under the Term B-1 Loans and Revolving Credit Facility, the 2% minimum for Base Rate borrowings and 1% for Eurodollar Rate borrowings did not apply. The applicable margin on the loans will be reduced by 0.25% if our leverage ratio falls below 2.75. As of September 30, 2015, Term B-1 Loans, Term B-2 Loans, Extended Term Loans and the borrowings under Revolving Credit Facility bore interest at 3.9%, 4.5%, 4.5% and 4.3%, respectively.

The terms of our Credit Agreement provide for customary representations and warranties and affirmative covenants. The Revolving Credit Facility also contains customary negative covenants setting forth limitations on further indebtedness, liens, investments, disposition of assets, acquisitions, junior payments and restrictions on subsidiary distributions.

Our Revolving Credit Facility was increased from $75 million to $125 million after executing joinder agreements in August 2014 and September 2014, both of which increased the capacity of the Revolving Credit Facility. As of September 30, 2015, we entered into an amendment to the Credit Agreement that modified the terms surrounding the Revolving Credit Facility. These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124 million to $99 million (while the aggregate Canadian revolving commitment remained at $1 million) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, we have drawn, including letters of credit, more than $31.25 million on the Revolving Credit Facility. Generally, if our leverage ratio is greater than 4.75:1.00 during the period from the effective date of the Revolving Credit Facility amendment in the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31.25 million to $40 million. Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100 million) is available so long as our quarterly leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining to 4.75:1.00 for the fourth quarter of 2017). As of September 30, 2015, our leverage ratio was 5.31.

As of September 30, 2015, there were no borrowings on the Revolving Credit Facility. However, there were $11.5 million of letters of credit outstanding, reducing the amount available to borrow under the Revolving Credit Facility to $28.47 million. We believe that the amount available under the Revolving Credit Facility, along with cash generated from operations and our substantial cash balance at September 30, 2015, provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2015, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term liabilities. The purchase obligations include approximately 3,000 railcars with future delivery dates in 2015, 2017, and 2018. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors. Substantially all of the operating lease obligations are for railcars.

In the nine months ended September 30, 2015, there have been no material changes to our contractual obligations as reported in our 2014 Annual Report on Form 10-K.

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

Among the critical accounting policies and estimates are estimates of the fair values of our reporting units used in determining whether the amount of recorded goodwill at our Proppant Solutions reporting unit has been impaired. The determination of the fair value of the reporting unit is based on part of management’s estimates of future cash flows from operations, multiples of future cash flows as determined by market participants, and discount rates used in evaluating the net present value of these cash flows. The expected amount of and variations in future cash flows from operations is highly judgmental, and is based on part of estimates from management’s internal planning processes. The multiples and present values used in these calculations are estimates based on data that available from the public record, such as analyst reports. As of September 30, 2015, the fair value of the Proppants Solutions reporting unit exceeded its carrying value by approximately 17%. Should the decline in the oil and gas market continue for an extended period, this could result in an impairment in the carrying value of the Proppant Solutions reporting unit.

Similarly, these future cash flows from operations are used in determining whether other long-lived intangible assets have a fair value in excess of carrying value. The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement. As of September 30, 2015, the fair value of the supply agreement exceeded its carrying value by approximately 116%. Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value could decline such that an impairment in carrying value exists.

There have been no material changes in our accounting policies and estimates during the nine months ended September 30, 2015.

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

As of September 30, 2015, the fair value of the interest rate swaps was a liability of $17.8 million due to a change in interest rates.

A hypothetical increase or decrease in interest rates by 1.0% would have had a $1.7 million impact on our interest expense in the nine months ended September 30, 2015.

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

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the nine months ended September 30, 2015, our top two proppant customers, Halliburton and FTSI, accounted for approximately 43% of our sales. Approximately 47 % of our accounts receivable balance at September 30, 2015, was outstanding from two customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Internal Control Over Financial Reporting

As a newly public company in 2014, we are in the process of evaluating our internal control over financial accounting and reporting and expect to complete our documentation and testing in 2015, using a suitable, recognized control framework. During the course of the evaluation, we may identify deficiencies, possibly significant deficiencies or material weaknesses, of the effectiveness of internal control over financial reporting that would require remediation by us. We cannot predict the outcome of our evaluation, or any possible remediation efforts that may be needed, at this time. We have completed the process of remediating the material weakness that was identified in the December 31, 2014 audit, and have concluded that remediation is complete.

Our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting as of the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure control and procedures were effective as of September 30, 2015.

Remediation of Previously Disclosed Material Weakness

As previously discussed in our Form 10-K for the period ended December 31, 2014, and our Forms 10-Q for the periods ending March 31, 2015 and June 30, 2015, our management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014 and continued to exist as of March 31, 2015 and June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We had reported that, as of March 25, 2015, we had removed the ability of key supervisory persons to create manual journal entries, and were in the process of implementing controls to address the completeness of manual journal entry reviews that occur as part of our existing control environment. As of April 20, 2015, we implemented enhanced control over the ability to create, approve, and post manual journal entries. Additionally, management implemented several changes to IT systems in the period ended September 30, 2015 that prevent users from changing entries once they have been approved or recorded in the accounting system. We believe these enhanced controls further address the material weakness.

Management has tested these additional controls and concluded that the material weakness previously identified has been remediated as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

As discussed above under the Remediation of Previously Disclosed Material Weakness, there were changes in our internal control over financial reporting identified in management’s evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of September 30, 2015, we were subject to approximately 6 active silica exposure claims. Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi and Illinois, although some cases have been brought in many other jurisdictions over the years. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

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

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Mark E. Barrus
Mark E. Barrus
Interim Chief Financial Officer and Vice President of Accounting & Controls

Date: November 13, 2015

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

Exhibit No.	Description

10.1	Fifth Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2015, among Fairmount Santrol Inc., the Revolving Lenders party hereto, and Barlcays Bank plc, as administrative agent and revolving administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on October 1, 2015).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document