Form 10-Q
period 2016-03-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2016-05-10
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of May 3, 2016: 161,503,248

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues	$145,458	$301,490
Cost of goods sold (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	118,464	202,548
Operating expenses
Selling, general and administrative expenses	16,625	24,020
Depreciation, depletion and amortization expense	18,586	16,223
Stock compensation expense	1,653	1,883
Restructuring charges	76	324
Other operating expense (income)	330	(313)

Income (loss) from operations	(10,276)	56,805
Interest expense, net	17,262	15,308
Other non-operating expense (income)	(5)	—

Income (loss) before provision for income taxes	(27,533)	41,497
Provision (benefit) for income taxes	(15,754)	10,617

Net income (loss)	(11,779)	30,880
Less: Net income (loss) attributable to the non-controlling interest	(3)	121

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(11,776)	$30,759

Earnings (loss) per share
Basic	$(0.07)	$0.19
Diluted	$(0.07)	$0.18
Weighted average number of shares outstanding
Basic	161,446	160,949
Diluted	161,446	166,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(11,779)	$30,880
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(138)	(3,233)
Pension obligations	74	49
Change in fair value of derivative agreements	(1,909)	(2,735)

Total other comprehensive income (loss), net of tax	(1,973)	(5,919)

Comprehensive income (loss)	(13,752)	24,961
Comprehensive income (loss) attributable to the non-controlling interest	(3)	121

Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$(13,749)	$24,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$143,872	$171,486
Accounts receivable, net of allowance for doubtful accounts of $4,380 and $2,470 at March 31, 2016 and December 31, 2015, respectively	82,619	73,566
Inventories	69,392	70,494
Prepaid expenses and other assets	33,219	39,910
Current assets classified as held-for-sale (includes cash, accounts receivable, inventories, and property, plant, and equipment)	2,861	4,218

Total current assets	331,963	359,674
Property, plant and equipment, net	862,224	870,997
Deferred income taxes	834	834
Goodwill	15,301	15,301
Intangibles, net	95,354	96,482
Other assets	10,294	10,961

Total assets	$1,315,970	$1,354,249

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$100,307	$17,385
Accounts payable	37,505	40,421
Accrued expenses	21,915	26,785
Current liabilities directly related to current assets classified as held-for-sale (includes accounts payable and accrued expenses)	456	934

Total current liabilities	160,183	85,525
Long-term debt	1,119,597	1,205,721
Deferred income taxes	73,502	89,569
Other long-term liabilities	36,327	33,802

Total liabilities	1,389,609	1,414,617
Commitments and contingent liabilities (Note 12)
Equity
Common stock: $0.01 par value, 1,850,000 authorized shares Shares outstanding: 161,503 and 161,433 at March 31, 2016 and December 31, 2015, respectively	2,392	2,391
Preferred stock: $0.01 par value, 100,000 authorized shares Shares outstanding: 0 at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	777,720	776,705
Retained earnings	393,268	405,044
Accumulated other comprehensive income (loss)	(19,666)	(17,693)

Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	1,153,714	1,166,447
Less: Treasury stock at cost
Shares in treasury: 77,765 at March 31, 2016 and December 31, 2015	(1,227,663)	(1,227,663)

Total equity (deficit) attributable to Fairmount Santrol Holdings Inc.	(73,949)	(61,216)
Non-controlling interest	310	848

Total equity (deficit)	(73,639)	(60,368)

Total liabilities and equity	$1,315,970	$1,354,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
					Additional		Other				Non-
	Common	Common	Preferred	Preferred	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Stock options exercised	1	221	—	—	785	—	—	—	—	786	—	786
Stock compensation expense	—	—	—	—	1,883	—	—	—	—	1,883	—	1,883
Tax effect of stock options exercised	—	—	—	—	(124)	—	—	—	—	(124)	—	(124)
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	30,759	—	—	—	30,759	121	30,880
Other comprehensive income (loss)	—	—	—	—	—	—	(5,919)	—	—	(5,919)	—	(5,919)

Balances at March 31, 2015	$2,388	161,134	$—	—	$774,432	$527,938	$(18,728)	$(1,227,663)	77,765	$58,367	$2,613	$60,980

Balances at December 31, 2015	$2,391	161,433	$—	—	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Stock options exercised	1	70	—	—	100	—	—	—	—	101	—	101
Stock compensation expense	—	—	—	—	1,653	—	—	—	—	1,653	—	1,653
Tax effect of stock options exercised	—	—	—	—	(738)	—	—	—	—	(738)	—	(738)
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	(535)	(535)
Net income (loss)	—	—	—	—	—	(11,776)	—	—	—	(11,776)	(3)	(11,779)
Other comprehensive income (loss)	—	—	—	—	—	—	(1,973)	—	—	(1,973)	—	(1,973)

Balances at March 31, 2016	$2,392	161,503	$—	—	$777,720	$393,268	$(19,666)	$(1,227,663)	77,765	$(73,949)	$310	$(73,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(11,779)	$30,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	17,451	14,920
Amortization	2,827	2,993
Reserve for doubtful accounts	1,878	—
Write-off and impairment of long-lived assets	76	—
Inventory reserve adjustment	—	1,241
(Gain) loss on sale of fixed assets	(112)	—
Unrealized loss on interest rate swaps	—	18
Deferred income taxes and taxes payable	(16,139)	262
Stock compensation expense	1,653	1,883
Change in operating assets and liabilities:
Accounts receivable	(9,608)	28,650
Inventories	1,103	14,624
Prepaid expenses and other assets	6,234	3,567
Accounts payable	1,980	(17,255)
Accrued expenses	(4,150)	(4,363)

Net cash provided by (used in) operating activities	(8,586)	77,420

Cash flows from investing activities
Proceeds from sale of fixed assets	588	—
Capital expenditures	(13,744)	(31,855)

Net cash used in investing activities	(13,156)	(31,855)

Cash flows from financing activities
Payments on long-term debt	(3,128)	(3,128)
Change in other long-term debt and capital leases	(1,724)	(1,479)
Proceeds from option exercises	101	786
Tax effect of stock options exercised and dividend equivalents	(738)	(124)
Distributions to non-controlling interest	(535)	—

Net cash used in financing activities	(6,024)	(3,945)

Change in cash and cash equivalents related to assets classified as held-for-sale	34	—
Foreign currency adjustment	118	(171)

Increase (decrease) in cash and cash equivalents	(27,614)	41,449

Cash and cash equivalents:
Beginning of period	171,486	76,923

End of period	$143,872	$118,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Fairmount Santrol Holdings Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods. The condensed consolidated balance sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the 2015 Annual Report on Form 10-K and notes thereto and information included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). Under Subtopic 835-30, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is required to be applied on a retrospective basis beginning January 1, 2016. Accordingly, the Company has applied this guidance to its Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. See Note 4 for further detail.

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 – Leases. The ASU is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), which provides guidance on simplified accounting for and presentation of share-based payment transactions, including income tax consequences, minimum tax withholding requirements, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and all share-based payment tax-related cash flows to be reported as operating activities in the statement of cash flows. Regarding tax withholding requirements, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rates without classifying the award as a liability. The ASU also permits entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur. The ASU is expected to impact the Company’s financial statements and disclosures as the Company makes share-based payments to its employees. The ASU is effective beginning January 1, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

2.	Inventories

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$11,564	$10,813
Work-in-process	12,492	14,613
Finished goods	48,314	47,980

	72,370	73,406
Less: LIFO reserve	(2,978)	(2,912)

Inventories	$69,392	$70,494

3.	Property, Plant, and Equipment

At March 31, 2016 and December 31, 2015, property, plant, and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Land and improvements	$82,959	$82,966
Mineral reserves and mine development	327,044	323,691
Machinery and equipment	580,225	575,034
Buildings and improvements	168,628	171,791
Furniture, fixtures, and other	3,607	3,609
Construction in progress	38,972	37,047

	1,201,435	1,194,138
Accumulated depletion and depreciation	(339,211)	(323,141)

Property, plant, and equipment, net	$862,224	$870,997

4.	Long-Term Debt

At March 31, 2016 and December 31, 2015, long-term debt consisted of the following:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	March 31, 2016	December 31, 2015
Term B-1 Loans	$86,309	$156,134
Term B-2 Loans	900,278	902,402
Extended Term B-1 Loans	159,491	159,878
2016 Extended Term Loans	69,480	—
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	88	101
Capital leases, net	7,856	9,301
Deferred financing costs, net	(13,598)	(14,710)

	1,219,904	1,223,106
Less: current portion	(100,307)	(17,385)

Long-term debt including leases	$1,119,597	$1,205,721

As detailed in “Recent Accounting Pronouncements” in Note 1, ASU 2015-03 dictates that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The “deferred financing costs, net” line in the table above is the application of this new guidance.

On September 5, 2013, the Company entered into the Second Amended and Restated Credit Agreement (the “2013 Amended Credit Agreement”). The 2013 Amended Credit Agreement initially contained a revolving credit facility (“Revolving Credit Facility”) and two tranches of term loans, a term B-1 facility (“Term B-1 Loans”) and a term B-2 facility (“Term B-2 Loans”). The Revolving Credit Facility, the Term B-1 Loans, and the Term B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

The 2013 Amended Credit Agreement was amended in March 2014, April 2015, and May 2015 as well as joinder agreements as of August 2014 and September 2014. These amendments and joinder agreements made various changes to maturity dates and interest rate margins. In addition, amounts that were initially Term B-1 Loans (the “Extended Term B-1 Loans”) and balances on the Revolving Credit Facility were converted into term loans with essentially the same terms as the Term B-2 Loans. The applicable margin for B-1 and B-2 Base Rate loans was 2.5% and the margin on B-1 and B-2 Eurodollar Rate loans was 3.5%.

On September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility. These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility. Generally, if the Company’s leverage ratio is greater than 4.75:1.00 during the period from the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31,250 to $40,000. Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017). As of March 31, 2016, the Company’s leverage ratio was 16.70:1.00.

Accordingly, as of March 31, 2016, there was $18,323 available capacity remaining on the Revolving Credit Facility and $12,927 committed to outstanding letters of credit. As of March 31, 2016, the Company has not drawn on the Revolving Credit Facility.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

On April 28, 2016, the Company entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”). Under the terms of the agreement, the change in the maturities of the Term B-1 Loans and the 2016 Extended Term Loans are as follows:

	Principal Payments
Due Date	Prior to Extension	Subsequent to Extension
4/28/2016(A)	$—	$69,580
6/30/2016	400	43
9/30/2016	400	43
12/31/2016	400	43
3/17/2017	154,812	16,723
7/15/2018	—	69,580

Total(B)	$156,012	$156,012

(A) - The principal payment shown for April 28, 2016 represents a prepayment of principal to the lenders consenting to the extended maturity.

(B) - These amounts do not reflect the amortization of original issue discounts.

Accrued interest related to the $16,723 principal payment due on March 17, 2017 would also be due on the same date. The applicable margin on the interest rate for the Term B-1 Loans, the 2016 Extended Term Loans, and the Term B-2 Loans remained unchanged at 2.5% and the applicable margin on the interest rate for the Term B-1, the 2016 Extended Term, and the Term B-2 Eurodollar loans remained unchanged at 3.5%.

The Company made a prepayment of accrued interest of $227 and principal of $69,580 on April 28, 2016 to the lenders consenting to the amendment. Absent this prepayment, the Company would have been obligated to make a 2016 second quarter excess cash flow payment of $39,296 on April 29, 2016. This prepayment effectively accelerated $30,284 of cash payments by the Company. Accrued interest on the extended remainder of the Term B-1 Loan is due at maturity on July 15, 2018.

As of March 31, 2016, Term B-1 Loans, Term B-2 Loans, Extended Term B-1 Loans and the borrowings under Revolving Credit Facility had interest rates of 4.2%, 4.5%, 4.5% and 4.3%, respectively.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.48% at March 31, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

5.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(11,776)	$30,759
Denominator:
Basic weighted average shares outstanding	161,446	160,949
Dilutive effect of employee stock options, RSU’s, and PRSU’s	—	5,382

Diluted weighted average shares outstanding	161,446	166,331

Earnings (loss) per common share - basic	$(0.07)	$0.19
Earnings (loss) per common share - diluted	$(0.07)	$0.18

Because the Company experienced a loss in the three months ended March 31, 2016, the impact of dilution has not been included in the earnings per share calculation as the effect of including these potential common shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015 excludes 6,416 potential common shares because the effect of including these potential common shares would be antidilutive.

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments. The current notional value of these swap agreements is $525,225 at March 31, 2016 and effectively fixes the variable rate in a range of 0.83% to 3.115% for the portion of the debt that is hedged. The interest rate swap agreements mature at various dates between March 15, 2017 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2016	December 31, 2015
Designated as hedges	Other long-term liabilities	$(14,845)	$(12,107)
Designated as hedges	Other assets	—	118

		$(14,845)	$(11,989)

The Company recognized $90 and $16 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the three months ended March 31, 2016 and 2015, respectively.

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

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost. The value of the Term B-1 Loans, the Extended Term B-1 Loans, and the Term B-2 Loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2. The fair value of the Term B-1 Loans was $57,477 and $106,360, the Extended Term B-1 Loans was $81,519 and $76,922, and the Term B-2 Loans was $469,534 and $443,580 at March 31, 2016 and December 31, 2015, respectively.

As detailed in Note 4, the inception of the 2016 Extended Term Loans was subsequent to the balance sheet date of March 31, 2016. Accordingly, the fair value of the 2016 Extended Term Loans was $50,793 as of May 4, 2016.

The following table present the amounts carried at fair value as of March 31, 2016 and December 31, 2015 for the Company’s other financial instruments.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Interest rate swap agreeements	$—	$(14,845)	$—	$(14,845)

	$—	$(14,845)	$—	$(14,845)

December 31, 2015
Interest rate swap agreeements	$—	$(11,989)	$—	$(11,989)

	$—	$(11,989)	$—	$(11,989)

8.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 1,532 and 55 shares of common stock in the three months ended March 31, 2016 and 2015, respectively. The average grant date fair value was $2.04 and $3.13 for options issued in the three months ended March 31, 2016 and 2015, respectively. The Company issued restricted stock units (“RSU’s”) of 862 and 6 in the three months ended March 31, 2016 and 2015, respectively. The Company issued performance restricted stock units (“PRSU’s”) of 407 and 0 in the three months ended March 31, 2016 and 2015, respectively.

	Options	Weighted Average Exercise Price, Options	Restricted Stock Units	Weighted Average Price at RSU Issue Date	Performance Restricted Stock Units	Weighted Average Price at PRSU Issue Date
Outstanding at December 31, 2015	16,277	$6.28	579	$10.45	—	$—
Granted	1,532	2.04	862	2.04	407	2.04
Exercised	(70)	1.43	—	—	—	—
Forfeited	(224)	9.53	(19)	11.11	—	—
Expired	(317)	7.38	—	—	—	—

Outstanding at March 31, 2016	17,198	$5.86	1,422	$5.34	407	$2.04

9.	Income Taxes

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

For the three months ended March 31, 2016, the Company recorded a tax benefit of $15,754 on loss before income taxes of $27,533. For the three months ended March 31, 2015, the Company recorded tax expense of $10,617 on income before income taxes of $41,497. The effective tax rate for the three months ended March 31, 2016 was 57.2% as compared with 25.6% for the three months ended March 31, 2015. The increase in the effective tax rate compared to the three months ended March 31, 2015 was primarily due to the benefit from a loss carryback.

10.	Defined Benefit Plans

The Company maintained two defined benefit pension plans covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the three months ended March 31, 2016 and 2015 is as follows:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost
Service cost	$22	27
Interest cost	87	85
Expected return on plan assets	(120)	(127)
Amortization of prior service cost	4	4
Amortization of net actuarial loss	70	70

Net periodic benefit cost	$63	$59

The Company contributed $25 and $18 during the three months ended March 31, 2016 and 2015, respectively. Total expected employer contributions during the year ending December 31, 2016 are $76.

11.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(9,883)	$1,033	$(8,850)
Additional pension liability	(3,940)	1,464	(2,476)
Unrealized gain (loss) on interest rate hedges	(13,046)	4,706	(8,340)

	$(26,869)	$7,203	$(19,666)

	December 31, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,030)	$1,318	$(8,712)
Additional pension liability	(4,014)	1,464	(2,550)
Unrealized gain (loss) on interest rate hedges	(10,128)	3,697	(6,431)

	$(24,172)	$6,479	$(17,693)

The following table presents the changes in accumulated other comprehensive income by component for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total

Beginning balance	$(8,712)	$(2,550)	$(6,431)	$(17,693)
Other comprehensive income (loss) before reclassifications	(138)	—	(2,984)	(3,122)
Amounts reclassified from accumulated other comprehensive income (loss)	—	74	1,075	1,149

Ending balance	$(8,850)	$(2,476)	$(8,340)	$(19,666)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2016:

	Amount reclassified
	from accumulated
	other comprehensive	Affected line item on
Details about accumulated other comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,643	Interest expense
Tax effect	(568)	Tax expense (benefit)

	$1,075	Net of tax
Amortization of pension obligations
Prior service cost	$4	Cost of sales
Actuarial losses	70	Cost of sales

	74	Total before tax
Tax effect	—	Tax expense

	74	Net of tax

Total reclassifications for the period	$1,149	Net of tax

12.	Commitments and Contingent Liabilities

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred. Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others a combination thereof.

The Company has entered into agreements with third party terminal operators whereby certain minimum payments are due regardless of terminal utilization.

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $17,803 and $16,360 for the three months ended March 31, 2016 and 2015, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets. The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP and other products incorporating SSP technology for the five years commencing on October 1, 2015. The Company entered into an Amendment to this agreement on December 17, 2015. This Amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000. The Amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020. The contingent consideration is accrued and capitalized as part of the cost of the SSP assets at the time a payment is probable and reasonably estimable. Accordingly, the Company accrued and capitalized $56 in the three months ended March 31, 2016.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $263 and $44 in the three months ended March 31, 2016 and 2015, respectively.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Proppant Solutions	$117,463	$272,869
Industrial & Recreational Products	27,995	28,621

Total revenues	145,458	301,490
Segment contribution margin
Proppant Solutions	12,608	83,819
Industrial & Recreational Products	8,846	7,076

Total segment contribution margin	21,454	90,895
Operating expenses excluded from segment contribution margin
Selling, general, and administrative	10,819	15,760
Depreciation, depletion, and amortization	18,586	16,223
Stock compensation expense	1,653	1,883
Corporate restructuring charges and other operating expense (income)	672	224
Interest expense, net	17,262	15,308
Other non-operating expense (income)	(5)	—

Income (loss) before provision for income taxes	$(27,533)	$41,497

15.	Restructuring Charges

As a result of challenging conditions in the energy market, the Company has taken actions to adjust its overall operational footprint and reduce selling, general and administrative costs. The restructuring program primarily consists of workforce reductions and idling and closing of surplus facilities. The Company expects to complete these activities prior to the end of 2016, although a continued sustained downturn in the oil and gas market could extend the duration of this restructuring process. A summary of the restructuring costs recognized for the three months ended March 31, 2016 and 2015, respectively, is as follows:

	Three Months Ended March 31,
	2016	2015
Restructuring charges
Workforce reduction costs, including one-time severance payments	$—	$324
Write-down to net realizable value of facilities and other capitalized costs	76	—

Total restructuring charges	$76	$324

A summary of the restructuring costs by operating segment is as follows:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Restructuring charges
Proppant Solutions	$76	$—
Industrial & Recreational Products	—	—
Corporate	—	324

Total restructuring charges	$76	$324

As a result of challenging conditions in the proppant market, the Company has made the decision to sell certain of its operations in the Proppant Solutions segment that it viewed as surplus to its business. These assets are classified as held-for-sale and marked down to their estimated fair values as of March 31, 2016. In April 2016, the Company determined that these assets would no longer be held for sale.

16.	Indefinite-Lived Intangibles – Goodwill

As of March 31, 2016, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment. The Company performed a review of qualitative factors and concluded that, as of March 31, 2016, there were no events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the level of activity in the oil and gas industries;

•	the level of cash flows generated to provide adequate liquidity to meet our debt obligations;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	fluctuations in and continuing pressure on market-based pricing;

•	our ability to complete greenfield development or expansion projects, or our ability to realize the benefits if we do complete them;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayment or nonperformance by our customers;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our production and sales;

•	the availability of raw materials to support our manufacturing of resin-coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms, including financing for existing commitments such as future railcar deliveries;

•	substantial indebtedness and pension obligations;

•	restrictions imposed by our indebtedness on our current and future operations;

•	the accuracy of our estimates of our mineral reserves;

•	substantial costs of mine closures;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the Foreign Corrupt Practices Act (“FCPA”);

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2015 and 2014 included in our Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, particularly in the section entitled “Risk Factors.”

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

As one of the industry leaders, our asset base at December 31, 2015 included 798 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to the continuing challenging conditions in the oil and gas markets, we continue to adjust our operational footprint to consolidate into the lowest-cost footprint possible. As of May 2016, we have 10 sand processing facilities (5 of which are active) with 16.3 million tons of annual sand processing capacity. To date in 2016, we have idled our Wisconsin facilities in Maiden Rock and Menomonie. We also have 9 coating facilities (6 of which are active) with 2.3 million tons of annual coating capacity. Our coating facilities include operations in Mexico, Denmark and China, through which we serve international oil and gas markets.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 41 proppant distribution terminals and a fleet of approximately 10,200 railcars (net of subleases). Our unit train capabilities include two production facilities and seven in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at two transloading terminals to date in 2016.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) Industrial & Recreational Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America. We believe our two market segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA before non-cash stock-based compensation, transaction expenses, impairment of assets, loss on extinguishment of debt, gain or loss on disposal of certain assets, and other non-cash or non-recurring income or expenses.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(11,776)	$30,759
Interest expense, net	17,262	15,308
Provision (benefit) for income taxes	(15,754)	10,617
Depreciation, depletion, and amortization expense	18,586	16,223

EBITDA	8,318	72,907
Non-cash stock compensation expense(1)	1,653	1,883
Impairment of long-lived assets(2)	76	—
Restructuring charges(3)	—	324

Adjusted EBITDA	$10,047	$75,114

(1)	Represents the cost in the period for stock-based awards issued to our employees.
(2)	Expenses associated with the impairment of an international production facility.
(3)	Expenses associated with restructuring activities and plant closures, including pension withdrawal and other liablities, asset impairments and severance payments.

Results of Operations

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Other Financial Data
EBITDA	$8,318	$72,907
Adjusted EBITDA	$10,047	$75,114
Operating Data
Proppant Solutions
Total tons sold	1,526	1,778
Revenues	$117,463	$272,869
Segment contribution margin	12,608	83,819
Industrial & Recreational Products
Total tons sold	587	531
Revenues	$27,995	$28,621
Segment contribution margin	8,846	7,076

Our operating results weakened considerably in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The declines in volumes, revenues, and contribution margin in our Proppant Solutions segment resulted from the significant decline in the oil and gas end markets, which our Proppant Solutions segment serves.

Our I&R Products segment had increases in volume and segment contribution margin, with a small decline in revenues.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Revenues decreased $156.0 million, or 52%, to $145.5 million for the three months ended March 31, 2016 compared to $301.5 million for the three months ended March 31, 2015, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

North American rig counts fell significantly from September 2014 to March 2016, which has resulted in reduced drilling activity and has negatively impacted the demand for proppants through the first quarter of 2016. During the same period, however, E&P companies, in partnership with oilfield service companies, are continuing to refine their well designs and hydraulic fracturing techniques. E&P and oilfield service companies have also been increasing the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well (“proppant intensity”). The trend of increasing proppant intensity has offset, to some extent, the decrease in demand for proppants resulting from reduced rig counts and drilling activity.

Total volumes decreased 8% to 2.1 million tons in the three months ended March 31, 2016 compared to 2.3 million tons in the three months ended March 31, 2015. Raw frac sand volumes decreased 5% to 1.4 million tons in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Coated proppant volumes decreased 61% to 0.11 million tons in the first quarter of 2016 compared to 0.29 million tons in the first quarter of 2015. Revenues in the Proppant Solutions segment decreased $155.4 million, or 57%, to $117.5 million for the three months ended March 31, 2016 compared to $272.9 million for the three months ended March 31, 2015. The average selling price for Proppant Solutions products in the first quarter of 2016 decreased approximately 24% compared to selling prices in the first quarter of 2015. The decrease in Proppant Solutions revenue was due to pricing declines, a shift in sales toward FOB mine shipments, and declines in resin-coated proppant volumes.

The rapid decline in oil and gas prices that occurred since late 2014 led to reduced drilling activity and reduced demand for proppants. As a result, the proppant market is in a position of oversupply, which has caused selling prices for all proppants to decline significantly through the first quarter of 2016 relative to the first quarter of 2015.

Revenues in the I&R Products segment decreased $0.6 million, or 2%, to $28.0 million for the three months ended March 31, 2016 compared to $28.6 million for the three months ended March 31, 2015. Volumes increased to 0.6 million tons in the three months ended March 31, 2016 compared to 0.5 million tons in the three months ended March 31, 2015. I&R Products segment revenue for the three months ended March 31, 2016 was impacted by a shift in customer and product mix in the business.

Revenues in our I&R Products segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

Segment Contribution Margin

Contribution margin decreased $69.4 million, or 76%, to $21.5 million for the three months ended March 31, 2016 compared to $90.9 million for the three months ended March 31, 2015, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Contribution margin in the Proppant Solutions segment decreased $71.2 million, or 85%, to $12.6 million for the three months ended March 31, 2016 compared to $83.8 million for the three months ended March 31, 2015. The decrease was primarily driven by lower volumes, changes in product mix between raw frac sand and coated proppant, decreased selling prices, higher operating costs per ton due to lower volumes over which to absorb fixed costs such as railcars and logistics, and non-recurring impairment and restructuring charges in the three months ended March 31, 2016. Excess railcar costs reduced contribution margin for the three months ended March 31, 2016 by $7.9 million. As demand for proppants has declined through early 2016, we proactively closed or idled higher-cost, excess capacity in order to consolidate our operations into a more cost-effective footprint. The Proppant Solutions segment contribution margin includes non-recurring impairment and restructuring charges of $0.1 million in the three months ended March 31, 2016.

Contribution margin in the I&R Products segment increased $1.8 million, or 25%, to $8.8 million for the three months ended March 31, 2016 compared to $7.1 million for the three months ended March 31, 2015. The increase in contribution margin is primarily due to favorable selling prices and improved manufacturing costs per ton.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.4 million, or 31%, to $16.6 million for the three months ended March 31, 2016 compared to $24.0 million for the three months ended March 31, 2015. SG&A attributable to our segments decreased $2.4 million and Corporate SG&A costs decreased $5.0 million primarily due to our continued efforts to reduce costs. The more significant cost reductions in first quarter 2016 were associated with incentive plans, pension contributions and reduced workforce.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2.4 million to $18.6 million for the three months ended March 31, 2016 compared to $16.2 million in the three months ended March 31, 2015. In order to leverage our low-cost capacity and to secure unit train capability, we expanded our Wedron, Illinois facility by approximately 1.5 million tons in the fourth quarter of 2015, which was available during first quarter 2016. The remaining expansion of approximately 2.0 million tons was completed in April 2016, bringing this facility to a total capacity of approximately 9.0 million tons. We expect the expanded Wedron facilities to become fully operational during the second quarter of 2016. The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $67.1 million, or 118%, to a loss of $10.3 million for the three months ended March 31, 2016 compared to income of $56.8 million for the three months ended March 31, 2015. Earnings were largely impacted by declines in contribution margins due to the lower volumes and decreased selling prices described above.

Interest Expense

Interest expense increased $2.0 million, or 13%, to $17.3 million for the three months ended March 31, 2016 compared to $15.3 million for the three months ended March 31, 2015 primarily due to interest rate swap agreements, entered into in 2013, that became effective October 2015 and an increase in the underlying indices associated with our credit agreements.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased $26.4 million to a benefit of $15.8 million for the three months ended March 31, 2016 compared to expense of $10.6 million for the three months ended March 31, 2015. Income before income taxes decreased $69.0 million to a loss of $27.5 million for the three months ended March 31, 2016 compared to income of $41.5 million for the three months ended March 31, 2015. The provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment. The benefit recorded during the first quarter of 2016 primarily related to a loss carryback and the statutory depletion deduction.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. decreased $42.5 million to a loss of $11.8 million for the three months ended March 31, 2016 compared to income of $30.8 million for the three months ended March 31, 2015 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $65.1 million, or 87%, to $10.0 million for the three months ended March 31, 2016 compared to $75.1 million for the three months ended March 31, 2015. The decline in Adjusted EBITDA was largely due to declines in proppant pricing and volumes as noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have been to service our debt, to meet our working capital and capital expenditure needs. We have met our liquidity and capital investment needs with funds generated through operations and through incremental borrowings. We also have the ability to raise capital through the issuance of shares of our common stock.

As of March 31, 2016, we had outstanding term loan borrowings of $1.22 billion and cash on hand of $143.9 million. In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed. As of March 31, 2016 we had $31.3 million of availability under our revolving credit facility with $12.9 million committed to letters of credit, leaving net availability at $18.3 million. On April 28, 2016, we amended our term loan facility. Under the terms of the amendment, we committed to a prepayment of $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. Absent this prepayment, we would have been obligated to make a 2016 second quarter excess cash flow payment of $39.3 million on April 29, 2016. This prepayment effectively accelerated $30.3 million of cash payments by us. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017.

After the extension of the maturity of certain of the Term B-1 Loans, as of the date of this report, we believe that our cash on-hand, cash generated through operations, and amounts available under the Revolving Credit Facility will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments, over the next twelve months. See “Credit Facilities” below for more information.

A continued sustained downturn in our business’s key markets could significantly impact our forecasts. While we believe that our operations forecasts are reasonable, the forecasts are based on assumptions and market conditions impacting the industry, primarily the proppant business, are uncertain. In the event the operating results are significantly worse than projected or we are unsuccessful in generating sufficient liquidity, we may not be able to satisfy our debt obligations and would be necessary to restructure these obligations. In order to address this risk, we have implemented reductions in operating costs, selling, general, and administrative costs, reduced planned capital spending, working capital improvements, and are exploring asset sales permitted under our credit agreement.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, is a measure of liquidity, and source of cash flow. Our working capital was $171.8 million at March 31, 2016 and $274.1 million at December 31, 2015.

Accounts Receivable

Accounts receivable increased $9.1 million to $82.6 million at March 31, 2016 compared to $73.6 million at December 31, 2015. The increase is primarily the result of higher sales in the fourth quarter of 2015 and slower days sales outstanding. During the three months ended March 31, 2016 and 2015, our top ten proppant customers collectively represented 80% and 73% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton Company (“Halliburton”) and FTS International Services, LLC (“FTSI”), collectively accounted for 49% and 42% of our revenues, respectively.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $69.4 million at March 31, 2016 compared to $70.5 million at December 31, 2015 relates to efforts to decrease inventory levels to match projected decreasing demand, particularly for resin-coated products.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $6.7 million to $33.2 million at March 31, 2016 from $39.9 million at December 31, 2015, primarily due to a decrease in prepaid railcar leases and decrease in refundable income and foreign taxes.

Accounts Payable

Accounts payable decreased $2.9 million to $37.5 million at March 31, 2016 compared to $40.4 million at December 31, 2015. The decrease in accounts payable is due to timing for payments and reduced purchasing activity driven by lower sales volumes and reduced capital spending.

Accrued Expenses

The decrease in accrued expenses to $21.9 million at March 31, 2016 compared to $26.8 million at December 31, 2015 was primarily due a reduction in accrued bonuses and accrued real estate taxes.

Cash Flow Analysis

Net Cash Provided (Used in) by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization and the effect of changes in working capital.

Net cash used in operating activities was $8.6 million for the three months ended March 31, 2016 compared with $77.4 million provided in the three months ended March 31, 2015. This $86.0 million decrease was primarily the result of changes in working capital, income taxes payable, and net income.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance, and in certain periods, investments to acquire strategic assets or businesses. Growth capital expenditures generally are for expansions of production or terminal capacities or new greenfield development of production capacity. Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities decreased to $13.2 million for the three months ended March 31, 2016 compared to $31.9 million for the three months ended March 31, 2015. The $18.7 million decrease in cash used was primarily the result of a decrease in capital expenditures.

Capital expenditures, including stripping costs, of $13.7 million in the three months ended March 31, 2016 were primarily focused on expansion of our sand processing capacities at our Wedron facility. Capital expenditures were $31.9 million in the three months ended March 31, 2015 and also primarily associated with the expansion of the Wedron facility.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $6.0 million in the three months ended March 31, 2016 compared to $3.9 million in the three months ended March 31, 2015 primarily due to the impact of stock options exercised and transactions with the non-controlling interest.

Credit Facilities

As of March 31, 2016, there was $18.3 million available capacity remaining on the Revolving Credit Facility and $12.9 million committed to outstanding letters of credit. As of March 31, 2016, we have not drawn on the Revolving Credit Facility.

In order to provide greater near-term liquidity in the event of possible continued downturns in the oil and gas markets we serve, on April 28, 2016, we entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”). Under the terms of the amendment, we committed to a prepayment of $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. Absent this prepayment, we would have been obligated to make a 2016 second quarter excess cash flow payment of $39.3 million on April 29, 2016. This prepayment effectively accelerated $30.3 million of cash payments. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017. This extension lowered the total March 2017 principal payments on our term debt to $16.7 million on the Term B-1 Loans. Our principal payments in 2017 now consist of (i) $16.7 million on the Term B-1 Loans; (ii) $9.3 million on the Term B-2 Loans and; (iii) $1.6 million on the Extended Term B-1 Loans for a total of $27.6 million. The applicable margin on the interest rate for the 2016 Extended Term Loans will remain the same as the Extended Term B-1 and Term B-2 Loans, which is the LIBOR interest rate plus 3.5%. With the amendment, the 2016 Extended Term Loans now have a 1% LIBOR floor, which is the same as the Extended Term B-1 and Term B-2 Loans. See Note 4 in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail regarding the change in the maturities of the 2016 Extended Term Loans.

The applicable margin on the interest rate for the Term B-1 Loans, the Term B-2 Loans, the Extended Term B-1 Loans, and the 2016 Extended Term Loans is unchanged at 3.5%. As of March 31, 2016, the Term B-1 Loans, the Term B-2 Loans, the Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.2%, 4.5%, 4.5% and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.48% at March 31, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

Following the April 2016 amendment to our credit agreement, we believe that the amount available under the Revolving Credit Facility, cash generated from operations, and our remaining cash balance provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2016, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities. The purchase obligations include approximately 2,300 railcars with future delivery dates in 2017 and 2018. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors, although there is no assurance that these arrangements could be financed satisfactorily in the present environment. Substantially all of the operating lease obligations are for railcars.

In the three months ended March 31, 2016, except for changes to the timing of long-term debt payments as disclosed within Footnote 4 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations as reported in our 2015 Annual Report on Form 10-K. The 2016 Extended Term Loans change the maturity dates of long-term debt obligations, but not the amount of the obligations.

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

There have been no other significant changes to environmental liabilities or future reclamation costs since December 31, 2015.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Regulation and Legislation” in our 2015 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates. These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in our 2015 Annual Report on Form 10-K.

Among the critical accounting policies and estimates are estimates of the fair values of our reporting units used in determining whether the amount of recorded goodwill at our I&R Products reporting unit has been impaired. The determination of the fair value of the reporting unit is based in part on management’s estimates of future cash flows from operations, multiples of future cash flows as determined by market participants, and discount rates used in evaluating the net present value of these cash flows. The expected amount of and variations in future cash flows from operations is highly judgmental, and is based on part of estimates from management’s internal planning processes. The multiples and present values used in these calculations are estimates based on data that available from the public record, such as analyst reports.

Similarly, these future cash flows from operations are used in determining whether other long-lived intangible assets have a fair value in excess of carrying value. The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement. As of March 31, 2016, the fair value of the supply agreement exceeded its carrying value. Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value could decline such that an impairment in carrying value exists.

There have been no material changes in our accounting policies and estimates during the three months ended March 31, 2016.

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

As of March 31, 2016, the fair value of the interest rate swaps was a liability of $14.8 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $0.8 million impact on our interest expense in the three months ended March 31, 2016.

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

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the three months ended March 31, 2016, our top two proppant customers, Halliburton and FTSI, accounted for approximately 49% of our sales. Approximately 50% of our accounts receivable balance at March 31, 2016, was outstanding from two customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of March 31, 2016, we were subject to approximately 6 active silica exposure cases. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016. There have been no material changes to the risk factors previously reported.

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

The SHMS has the ultimate goal of the identification, elimination or control of all risks to personnel, stakeholders, and facilities, that can be controlled and directly managed, and those it does not control or directly manage, but can expect to have an influence upon.

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

ITEM 5. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On May 6, 2016, the Company and Michael F. Biehl, the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, entered into an agreement whereby Mr. Biehl will be provided severance payments in the event his employment with the Company is terminated under certain circumstances. Such payments will include 18 months of pay, in equal monthly installments following termination, based upon Mr. Biehl’s highest annualized base salary for the twelve months immediately preceding such termination, and a pro-rata bonus for the year in which such termination occurs, and the amount of such pro rata bonus shall be at least 25% of Mr. Biehl’s annual base salary. Mr. Biehl will be entitled to be reimbursed for up to 18 months of premiums for health continuation coverage under the Consolidated Budget Reconciliation Act of 1985 (COBRA). In order to receive the severance payments and benefits provided under the agreement, Mr. Biehl will be required to sign a general release of claims against the Company and its affiliates, as well as satisfy any obligations he has for a period of 18 months after the date Mr. Biehl receives a notice of termination under any non-competition, non-solicitation or non-disclosure agreement he has with the Company.

ITEM 6. EXHIBITS

The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	May 10, 2016

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

Exhibit No.	Description

10.1*	Severance Agreement, dated May 6, 2016, by and between Fairmount Santrol Holdings Inc. and Michael F. Biehl.

10.2	Sixth Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of April 28, 2016, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 2, 2016).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document