Form 10-K/A
period 2015-12-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2016-05-27
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Securities Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the last sales price, $8.19 as reported on the New York Stock Exchange, of such common stock as of the closing of trading on June 30, 2015: $557,647,436.

Number of shares of Common Stock outstanding, par value $0.01 per share, as of May 25, 2016: 161,602,388

EXPLANATORY NOTE

Fairmount Santrol Holdings Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 15, 2016. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of clarifying certain disclosures related to transactions with the Company’s largest stockholder incorporated by reference into Item 13 of Part III of the Original Form 10-K, as well as correcting the aggregate market value of the Company’s common stock held by non-affiliates as shown on the cover of this Form 10-K/A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has been amended to include the currently dated certifications as exhibits. Since financial statements are not contained in this Form 10-K/A, the Company is not furnishing new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with this Form 10-K/A.

Except as set forth above, no changes have been made to the Original Form 10-K, and this Form 10-K/A does not amend, modify or update in any way any of the financial statements of the Company or any other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

The Related Party Transactions Policy of the Board of Directors ensures that the Company’s transactions with certain persons are not inconsistent with the best interests of the Company. A “Related Party Transaction” is a transaction with the Company or a subsidiary of the Company in an amount exceeding $120,000 in which a Related Party has a direct or indirect material interest. A Related Party includes the executive officers, Directors, nominees for Director, and five percent stockholders of the Company, and any immediate family member of such a person. Under the Related Party Transaction Policy, management screens for any potential Related Party Transactions. If management identifies a potential Related Party Transaction, such transaction is brought to the attention of the Audit Committee for its approval, ratification, revision, or rejection in consideration of all of the relevant facts and circumstances. The Audit Committee shall approve each such Related Party Transaction if it is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the Audit Committee believes are no less favorable to the Company than could be obtained in an arms’-length transaction with an unrelated third party, unless the Audit Committee otherwise determines that the transaction is not in the best interests of the Company.

American Securities

American Securities is a leading U.S. middle-market private equity firm that currently has over $10 billion of assets under management. In August 2010, affiliated funds managed by American Securities acquired control over ASP FML. As of March 18, 2015, ASP FML owned approximately 44.2% of our outstanding Common Stock.

As set forth under “Director Compensation for Fiscal 2015” at page 35 of our definitive proxy statement, dated April 7, 2016, Messrs. Fisch, LeBaron and Sand did not receive any compensation from us for their service on the Board of Directors in 2015 as a result of their employment with American Securities. We paid American Securities $275,000 in 2015 in lieu of compensating Messrs. LeBaron and Sand for their service on the Board of Directors, which represents the combined cash value of the annual director and chairman retainer fees and stock awards Messrs. LeBaron and Sand would have received had they been compensated for their service on the Board of Directors like our other Directors. We did not pay American Securities in connection with Mr. Fisch’s service on the Board of Directors in 2015.

In addition, we paid American Securities approximately $110,000 for executive search services and reimbursement of out of pocket expenses for 2015.

Stockholders’ Agreement

In connection with the investment in our Common Stock by ASP FML, certain of our stockholders, including ASP FML entered into an amended and restated stockholders’ agreement on April 28, 2009 between certain stockholders and previous equity sponsors. The stockholders’ agreement provided, among other things, that ASP FML was entitled to elect (or cause to be elected) three of our Directors. The stockholders’ agreement was amended and restated (the “Fourth Amended and Restated Stockholders’ Agreement”) and removed ASP FML’s right to elect (or cause to be elected) three of our Directors and to revise certain registration rights.

Registration Rights

Pursuant to the Fourth Amended and Restated Stockholders’ Agreement, we are obligated to register the sale of shares of our Common Stock under certain circumstances.

Demand Rights. Subject to the limitations set forth below, certain major stockholders (or their permitted transferees), including ASP FML, have the right to require us by written notice to prepare and file a registration statement registering the offer and sale of a number of their shares of Common Stock. Generally, we are required to provide notice of a request by such a major stockholder within one business day following the receipt of such demand request to all other such major stockholders, who may, in certain circumstances, participate in the registration.

We are also not obligated to effect any demand registration in which a notice is received within 90 days after the closing of an underwritten offering, during a Company blackout period, or in which the anticipated aggregate offering price included in such offering is less than $50 million. Once we are eligible to effect a registration on Form S-3, any such demand registration may be for a shelf registration statement. Any demand for an underwritten offering pursuant to an effective shelf registration statement shall constitute a demand request subject to the limitations set forth above. We are required to maintain the effectiveness of any such registration statement until the consummation of the distribution by the participating holders.

Piggy-back Rights. If, at any time, subject to certain customary limitations we propose to register an offering of Common Stock (subject to certain exceptions) for our own account or for the account of any third party (including a demand registration), then we must give written notice to all holders who own registrable securities, the gross offering price of which is anticipated to be at least $5 million to allow them to include a specified number of their shares in that registration statement.

Conditions and Limitations; Expenses. These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective.

Other

We employ Daryl Deckard, the husband of our President and CEO Jenniffer D. Deckard, with one of our wholly-owned subsidiaries, Black Lab, LLC. Mr. Deckard has been employed by Black Lab since August, 2005, and became the General Manager in 2012, assuming the responsibilities of the then retiring Vice President and General Manager. He is not an executive officer of the Company. We acquired Black Lab in 2011. In 2015, Mr. Deckard earned less than $175,000 in base salary and bonus, and also received an equity award under our long-term incentive plan. His compensation was established in accordance with our customary employment and compensation practices applicable to employees with equivalent qualifications, experience and responsibilities, and is intentionally below the compensation paid to his peers within the company. This employment relationship was approved by the Audit Committee consistent with our Related Party Transaction Policy.

BOARD INDEPENDENCE

Our Corporate Governance Guidelines and the NYSE listing standards provide that at least a majority of the members of our Board must be independent, i.e., free of any material relationship with the Company, other than his or her relationship as a Director or Board committee member. A Director is not independent if he or she fails to satisfy the standards for independence under the NYSE listing standards, the rules of the Securities and Exchange Commission (the “SEC”), and any other applicable laws, rules and regulations.

During the Board’s annual review of director independence, the Board considers transactions, relationships and arrangements between each Director or an immediate family member of the Director and the Company. The Board of Directors also considers transactions, relationships and arrangements between each Director or an immediate family member of the Director and our senior management.

In February 2016, the Board performed its annual director independence review for the fiscal year ending December 31, 2016. As a result of this review, the Board determined that each of William E. Conway, Michael G. Fisch, Stephen J. Hadden, Michael C. Kearney, William P. Kelly, Matthew F. LeBaron, Michael E. Sand and Lawrence N. Schultz are independent pursuant to the applicable listing requirements of the NYSE and SEC rules and that all members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are independent. Jenniffer D. Deckard is not considered to be independent because of her position as our President and Chief Executive Officer. Charles D. Fowler is not considered to be independent because he had served as our President and Chief Executive Officer until his retirement in 2013.

As part of this review, our Board considered common private and charitable board memberships among our executive officers and Directors. Our Board does not believe that any of these common board memberships impairs the independence of the Directors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required for this Form 10-K/A are included, attached or incorporated by reference as set forth below. The financial statements and schedules required to be filed in our Annual Report are included in our Original Form 10-K.

A)	The consolidated financial statements of Fairmount Santrol Holdings Inc. and Subsidiaries contained in Part II, Item 8 of the Original Form 10-K:

•	Consolidated Statements of Income (Loss) for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

B)	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014, and 2013, contained on page 118 of the Original Form 10-K

C)	The exhibits listed in the Exhibit Index attached hereto are incorporated by reference or filed or furnished herewith in response to this Item

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fairmount Santrol Holdings Inc. (Registrant)

Date: May 27, 2016

/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

FAIRMOUNT SANTROL HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Form 10-K/A or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Exchange Act. Exhibits included in this filing are designated by an asterisk (*). All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

2.1	Interests Purchase Agreement, dated as of April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC and Self-Suspending Proppant LLC (incorporated by reference to Exhibit 2.1 on Form S-1, filed on September 18, 2014).

3.1	Form of Third Amended and Restated Certificate of Incorporation of FMSA Holdings Inc. (incorporated by reference to Exhibit 3.1 on Form S-1, filed on September 18, 2014).

3.2	Form of Fourth Amended and Restated Bylaws of FMSA Holdings Inc. (incorporated by reference to Exhibit 3.2 on Form S-1, filed on September 18, 2014).

3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of FMSA Holdings Inc., filed July 17, 2015 (incorporated by reference to Exhibit 3.1 on Form 8-K, filed July 21, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 on Form S-1, filed on September 26, 2014).

10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of September 5, 2013 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent, as Collateral Agent and as Revolving Administrative Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.1 on Form S-1, filed on August 22, 2014).

10.2	Amendment Agreement dated as of September 5, 2013 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent and as Collateral Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.2 on Form S-1, filed on August 22, 2014).

10.3	First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated as of March 27, 2014 by and among Fairmount Minerals, Ltd., Fairmount Minerals Holdings, Inc., certain subsidiaries of Fairmount Minerals, Ltd., Lake Shore Sand Company (Ontario) Ltd., the Lenders party thereto from time to time, Barclays Bank PLC, as Administrative Agent, as Collateral Agent and as Revolving Administrative Agent and the other agents referred to therein (incorporated by reference to Exhibit 10.3 on Form S-1, filed on August 22, 2014).

10.4	Joinder Agreement, dated as of February 14, 2014 by and among Barclays Bank PLC, Fairmount Minerals, Ltd., as borrower representative and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.4 on Form S-1, filed on August 22, 2014).

10.5	Joinder Agreement, dated as of August 29, 2014 by and among Barclays Bank PLC, Morgan Stanley Bank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA, Jefferies Finance LLC, Keybank National Association and Royal Bank of Canada (collectively, the “Incremental Revolving Loan Lenders”), Fairmount Santrol Inc., as borrower representative and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.5 on Form S-1, filed on September 15, 2014).

Exhibit No.	Description

10.6	Joinder Agreement, dated as of September 18, 2014 by and among JPMorgan Chase Bank, N.A. (the “Incremental Revolving Loan Lender”), Fairmount Santrol Inc., as borrower representative and Barclay’s Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.6 on Form S-1, filed on September 22, 2014).

10.7	Form of Fourth Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.7 on Form S-1, filed on September 18, 2014).

10.8**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 on Form S-1, filed on September 18, 2014).

10.9**	Form of FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.10**	Form of Stock Option Agreement for FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.11**	Amendment I to the FMSA Holdings Inc. Non-Qualified Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.10 on Form S-1, filed on September 18, 2014).

10.12**	Form of FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 on Form S-1, filed on September 18, 2014).

10.13**	Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 on Form S-1, filed on September 18, 2014).

10.14**	Amendment I to the FMSA Holdings Inc. Long Term Incentive Compensation Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 on Form S-1, filed on September 18, 2014).

10.15**	Form of FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 on Form S-1, filed on September 18, 2014).

10.16**	Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 on Form S-1, filed on September 18, 2014).

10.17**	Amendment I to the FMSA Holdings Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.16 on Form S-1, filed on September 18, 2014).

10.18**	Form of FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 on Form S-1, filed on September 18, 2014).

10.19**	Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 on Form S-1, filed on September 18, 2014).

10.20**	Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 on Form S-1, filed on September 18, 2014).

10.21**	Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 on Form S-1, filed on September 18, 2014).

Exhibit No.	Description

10.22**	Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 on Form S-1, filed on September 18, 2014).

10.23	Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2015, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 5, 2015).

10.24	Fourth Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of May 15, 2015, among Fairmount Santrol Inc., the lenders party thereto, and Barclays Bank plc as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 20, 2015).

10.25	Fifth Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of September 30, 2015, among Fairmount Santrol Inc., the Revolving Lenders party hereto, and Barclays Bank plc, as administrative agent and revolving administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on October 1, 2015).

10.26**	Form of Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on December 16, 2015).

10.27**	Omnibus Amendment to Outstanding Stock Option Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, filed on December 16, 2015).

10.28**	Omnibus Amendment to Outstanding Restricted Stock Unit Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 on Form 8-K, filed on December 16, 2015).

10.29	Amendment No. 1 to the Interests Purchase Agreement dated April 30, 2013, by and among Fairmount Minerals Ltd. (n/k/a Fairmount Santrol Inc.), Soane Energy LLC and Self-Suspending Proppant LLC, dated December 17, 2015 (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on December 18, 2015).

10.30**	Form of Separation Agreement, dated December 30, 2015, by and among Fairmount Santrol Holdings Inc. and Van T. Smith (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

21.1	List of Subsidiaries of Fairmount Santrol Holdings Inc. (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

31.3*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer

Exhibit No.	Description

31.4*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer

32.1	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

32.2	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

95.1	Mine Safety Disclosure Exhibit (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

99.1	Consent of GZA GeoEnvironmental, Inc. (incorporated by reference to the corresponding exhibit in the Original Form 10-K).

101.INS	XBRL Instance Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the corresponding exhibit in the Original Form 10-K)

** Management contract or compensatory plan arrangement.