Form 10-Q
period 2016-06-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2016-08-04
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of Common Stock outstanding, par value $0.01 per share, as of July 31, 2016: 191,413,428

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$114,249	$221,323	$259,707	$522,813
Cost of goods sold (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	114,129	165,130	232,593	367,678

Operating expenses
Selling, general and administrative expenses	21,126	19,204	37,751	43,224
Depreciation, depletion and amortization expense	18,056	16,276	36,642	32,499
Stock compensation expense	3,914	2,618	5,567	4,501
Asset impairments	90,578	6,475	90,654	6,475
Restructuring charges	1,155	8,349	1,155	8,673
Other operating expense (income)	(426)	913	(96)	600

Income (loss) from operations	(134,283)	2,358	(144,559)	59,163

Interest expense, net	16,606	14,894	33,868	30,202
Other non-operating income	—	—	(5)	—

Income (loss) before provision for income taxes	(150,889)	(12,536)	(178,422)	28,961

Benefit from income taxes	(63,019)	(26,677)	(78,773)	(16,060)

Net income (loss)	(87,870)	14,141	(99,649)	45,021
Less: Net income attributable to the non-controlling interest	16	4	13	125

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(87,886)	$14,137	$(99,662)	$44,896

Earnings (loss) per share
Basic	$(0.54)	$0.09	$(0.62)	$0.28
Diluted	$(0.54)	$0.08	$(0.62)	$0.27

Weighted average number of shares outstanding
Basic	161,647	161,368	161,547	161,161
Diluted	161,647	166,866	161,547	166,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net income (loss)	$(87,870)	$14,141	$(99,649)	$45,021
Other comprehensive loss, net of tax
Foreign currency translation adjustment	87	(120)	(51)	(3,353)
Pension obligations	34	74	108	123
Change in fair value of derivative agreements	(3,454)	24	(5,363)	(2,711)

Total other comprehensive loss, net of tax	(3,333)	(22)	(5,306)	(5,941)

Comprehensive income (loss)	(91,203)	14,119	(104,955)	39,080
Comprehensive income attributable to the non-controlling interest	16	4	13	125

Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$(91,219)	$14,115	$(104,968)	$38,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$61,635	$171,486
Accounts receivable, net of allowance for doubtful accounts of $3,244 and $2,470 at June 30, 2016 and December 31, 2015, respectively	63,930	73,566
Inventories	56,693	70,494
Prepaid expenses and other assets	6,816	13,404
Refundable income taxes	42,041	26,506
Current assets classified as held-for-sale (includes cash, accounts receivable, inventories, and property, plant, and equipment)	1,317	4,218

Total current assets	232,432	359,674

Property, plant and equipment, net	756,683	870,997
Deferred income taxes	834	834
Goodwill	15,301	15,301
Intangibles, net	94,057	96,482
Other assets	9,744	10,961

Total assets	$1,109,051	$1,354,249

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$30,677	$17,385
Accounts payable	34,319	40,421
Accrued expenses	20,121	26,785
Current liabilities directly related to current assets classified as held-for-sale (includes accounts payable and accrued expenses)	—	934

Total current liabilities	85,117	85,525

Long-term debt	1,115,877	1,205,721
Deferred income taxes	26,487	89,569
Other long-term liabilities	41,167	33,802

Total liabilities	1,268,648	1,414,617

Commitments and contingent liabilities (Note 12)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares Shares outstanding: 0 at June 30, 2016 and December 31, 2015	—	—
Common stock: $0.01 par value, 1,850,000 authorized shares Shares outstanding: 162,020 and 161,433 at June 30, 2016 and December 31, 2015, respectively	2,397	2,391
Additional paid-in capital	782,976	776,705
Retained earnings	305,382	405,044
Accumulated other comprehensive loss	(22,999)	(17,693)

Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	1,067,756	1,166,447
Less: Treasury stock at cost
Shares in treasury: 77,765 at June 30, 2016 and December 31, 2015	(1,227,663)	(1,227,663)

Total equity (deficit) attributable to Fairmount Santrol Holdings Inc.	(159,907)	(61,216)
Non-controlling interest	310	848

Total equity (deficit)	(159,597)	(60,368)

Total liabilities and equity	$1,109,051	$1,354,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
	Common Stock	Common Stock Units	Preferred Stock	Preferred Stock Units	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Treasury Stock Units	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Balances at December 31, 2014	$2,387	160,913	$—	—	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Stock options exercised	4	510	—	—	1,755	—	—	—	—	1,759	—	1,759
Stock compensation expense	—	—	—	—	4,501	—	—	—	—	4,501	—	4,501
Tax effect of stock options exercised	—	—	—	—	21	—	—	—	—	21	—	21
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	44,896	—	—	—	44,896	125	45,021
Other comprehensive loss	—	—	—	—	—	—	(5,941)	—	—	(5,941)	—	(5,941)

Balances at June 30, 2015	$2,391	161,423	$—	—	$778,165	$542,075	$(18,750)	$(1,227,663)	77,765	$76,218	$2,617	$78,835

Balances at December 31, 2015	$2,391	161,433	$—	—	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Stock options exercised	6	587	—	—	2,001	—	—	—	—	2,007	—	2,007
Stock compensation expense	—	—	—	—	5,567	—	—	—	—	5,567	—	5,567
Tax effect of stock options exercised	—	—	—	—	(1,297)	—	—	—	—	(1,297)	—	(1,297)
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	—	—	(551)	(551)
Net loss	—	—	—	—	—	(99,662)	—	—	—	(99,662)	13	(99,649)
Other comprehensive loss	—	—	—	—	—	—	(5,306)	—	—	(5,306)	—	(5,306)

Balances at June 30, 2016	$2,397	162,020	$—	—	$782,976	$305,382	$(22,999)	$(1,227,663)	77,765	$(159,907)	$310	$(159,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net income (loss)	$(99,649)	$45,021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	34,284	30,231
Amortization	5,745	5,650
Reserve for doubtful accounts	1,954	—
Asset impairments	90,654	6,475
Restructuring charges	—	1,162
Inventory write-downs and reserves	10,302	513
Loss on sale of fixed assets	35	—
Unrealized loss on interest rate swaps	—	40
Deferred income taxes and taxes payable	(59,913)	(13,456)
Refundable income taxes	(15,535)	(14,849)
Stock compensation expense	5,567	4,501
Change in operating assets and liabilities:
Accounts receivable	10,524	84,056
Inventories	3,500	40,475
Prepaid expenses and other assets	3,745	26,369
Accounts payable	298	(38,562)
Accrued expenses	(4,742)	(4,062)

Net cash provided by (used in) operating activities	(13,231)	173,564

Cash flows from investing activities
Proceeds from sale of fixed assets	3,918	—
Capital expenditures and stripping costs	(21,948)	(61,293)
Other investing activities	(150)	—

Net cash used in investing activities	(18,180)	(61,293)

Cash flows from financing activities
Payments on long-term debt	(75,479)	(7,867)
Change in other long-term debt and capital leases	(4,109)	(3,044)
Proceeds from option exercises	2,007	1,759
Tax effect of stock options exercised	(1,297)	21
Distributions to non-controlling interest	(551)	—
Other financing activities	—	(4,339)

Net cash used in financing activities	(79,429)	(13,470)

Change in cash and cash equivalents related to assets classified as held-for-sale	1,376	—
Foreign currency adjustment	(387)	(236)

Increase (decrease) in cash and cash equivalents	(109,851)	98,565

Cash and cash equivalents:
Beginning of period	171,486	76,923

End of period	$61,635	$175,488

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

Change in Classification

In the three months ended June 30, 2016, the Company changed the classification of certain operating expenses on the Condensed Consolidated Statements of Income (Loss). Previously, the Company classified expenses incurred related to the downturn in the proppant market as “restructuring and other charges.” The Company now further classifies these types of expenses between asset impairments and restructuring charges. All comparative periods presented have been restated accordingly. See Notes 14 and 15 for further detail.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). Under Subtopic 835-30, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is required to be applied on a retrospective basis beginning January 1, 2016. Accordingly, the Company applied this guidance to its Condensed Consolidated Balance Sheets in the first quarter of 2016. See Note 4 for further detail.

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

In April and May 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, and ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients. These ASU’s each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs. This guidance is effective beginning January 1, 2018. The Company is in the process of evaluating the effect of the new guidance on its financial statements and disclosures.

2. Inventories

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$4,913	$10,145
Work-in-process	11,353	14,613
Finished goods	43,074	48,648

	59,340	73,406
Less: LIFO reserve	(2,647)	(2,912)

Inventories	$56,693	$70,494

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

3. Property, Plant, and Equipment

At June 30, 2016 and December 31, 2015, property, plant, and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Land and improvements	$83,763	$82,966
Mineral reserves and mine development	248,196	323,691
Machinery and equipment	576,933	575,034
Buildings and improvements	152,951	171,791
Furniture, fixtures, and other	3,455	3,609
Construction in progress	39,260	37,047

	1,104,558	1,194,138
Accumulated depletion and depreciation	(347,875)	(323,141)

Property, plant, and equipment, net	$756,683	$870,997

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Based on the continuing adverse business conditions and the idling of certain assets, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable. Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets. Critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital. The Company incurred $90,578 and $6,475 of such asset impairments in the three months ended June 30, 2016 and 2015, respectively, and $90,654 and $6,475 in the six months ended June 30, 2016 and 2015, respectively. These impairments are recorded as asset impairments in operating expenses in the Condensed Consolidated Statements of Income (Loss). See Notes 14 and 15 for further detail. Of the carrying value of the assets (after impairment), $1,317 is classified as a current asset held-for-sale as of June 30, 2016.

If the ongoing uncertainty in oil and gas markets continues, it is possible that additional assets, both tangible and intangible, could be subject to additional impairment losses in future periods.

4. Long-Term Debt

At June 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
Term B-1 Loans	$16,790	$156,134
Term B-2 Loans	898,153	902,402
Extended Term B-1 Loans	159,103	159,878
2016 Extended Term Loans	69,492	—
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	88	101
Capital leases, net	5,472	9,301
Deferred financing costs, net	(12,544)	(14,710)

	1,146,554	1,223,106
Less: current portion	(30,677)	(17,385)

Long-term debt including leases	$1,115,877	$1,205,721

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

The 2013 Amended Credit Agreement was amended in March 2014, April 2015, and May 2015 as well as joinder agreements as of August 2014 and September 2014. These amendments and joinder agreements made various changes to maturity dates and interest rate margins. In addition, amounts that were initially Term B-1 Loans and balances on the Revolving Credit Facility were converted into term loans with essentially the same terms as the Term B-2 Loans (the “Extended Term B-1 Loans”). The applicable margin for B-1 and B-2 Base Rate loans was 2.5% and the margin on B-1 and B-2 Eurodollar Rate loans was 3.5%.

On September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility. These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility. Generally, if the Company’s leverage ratio is greater than 4.75:1.00 during the period from the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31,250 to $40,000. Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017). As of June 30, 2016, the Company’s leverage ratio was 77.75:1.00.

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

Accrued interest related to the $16,723 principal payment due on March 17, 2017 will also be due on the same date, as shown above. The applicable base rate margin on the interest rate for the Base Rate Term B-1 Loans, the Extended Term B-1 Loans, the 2016 Extended Term Loans, and the Term B-2 Loans is 2.5% and the applicable margin on the interest rate for the Eurodollar Term B-1, Extended Term B-1, 2016 Extended Term Loans, and the Term B-2 Loans is 3.5%. The Eurodollar Extended Term B-1, 2016 Extended Term, and Term B-2 Loans all contain a 1% rate floor, plus the applicable margin. The Term B-1 Loan does not contain any type of interest rate floor.

As of June 30, 2016, Term B-1 Loans, Term B-2 Loans, Extended Term B-1 Loans, the 2016 Extended Term Loans, and the Revolving Credit Facility had interest rates of 4.2%, 4.5%, 4.5%, 4.5%, and 4.3%, respectively.

As of June 30, 2016, there was $18,323 available capacity on the Revolving Credit Facility and $12,927 committed to outstanding letters of credit. As of June 30, 2016, the Company has not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.46% at June 30, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

5. Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(87,886)	$14,137	$(99,662)	$44,896
Denominator:
Basic weighted average shares outstanding	161,647	161,368	161,547	161,161
Dilutive effect of employee stock options, RSUs, and PRSUs	—	5,498	—	5,471

Diluted weighted average shares outstanding	161,647	166,866	161,547	166,632

Earnings (loss) per common share - basic	$(0.54)	$0.09	$(0.62)	$0.28
Earnings (loss) per common share - diluted	$(0.54)	$0.08	$(0.62)	$0.27

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Because the Company experienced a loss in the six months ended June 30, 2016, the impact of dilution has not been included in the earnings per share calculation as the effect of including these potential common shares would be antidilutive. The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2015 excludes 6,914 potential common shares because the effect of including these potential common shares would be antidilutive.

6. Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments. The current notional value of these swap agreements is $525,225, which represents a total of approximately 46% of term debt outstanding at June 30, 2016 and effectively fixes the variable rate in a range of 0.83% to 3.115% for the portion of the debt that is hedged. The interest rate swap agreements mature at various dates between March 15, 2017 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2016	December 31, 2015
Designated as hedges	Other long-term liabilities	$(20,161)	$(12,107)
Designated as hedges	Other assets	—	118

		$(20,161)	$(11,989)

The Company recognized $109 and $16 in interest expense, representing the ineffective portion of interest rate swap agreements designated as hedges, in the six months ended June 30, 2016 and 2015, respectively. The Company expects $6,550 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

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

Based on the examination of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities at fair value will be classified and disclosed in one of the following three categories:

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

The book value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost. The fair value of the Term B-1 Loans, the Extended Term B-1 Loans, the 2016 Extended Term Loans, and the Term B-2 Loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2. The following table presents the fair value as of June 30, 2016 and December 31, 2015 for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Term B-1 Loans	$—	$15,464	$—	$15,464
Term B-2 Loans	—	729,514	—	729,514
Extended Term B-1 Loans	—	127,543	—	127,543
2016 Extended Term Loans	—	60,535	—	60,535

	$—	$933,056	$—	$933,056

December 31, 2015
Term B-1 Loans	$—	$106,360	$—	$106,360
Term B-2 Loans	—	443,580	—	443,580
Extended Term B-1 Loans	—	76,922	—	76,922

	$—	$626,862	$—	$626,862

The following table presents the amounts carried at fair value as of June 30, 2016 and December 31, 2015 for the Company’s other financial instruments.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Interest rate swap agreements	$—	$(20,161)	$—	$(20,161)

	$—	$(20,161)	$—	$(20,161)

December 31, 2015
Interest rate swap agreements	$—	$(11,989)	$—	$(11,989)

	$—	$(11,989)	$—	$(11,989)

8. Common Stock and Stock-Based Compensation

The Company granted options to purchase 1,731 and 1,615 shares of common stock in the six months ended June 30, 2016 and 2015, respectively. The average grant date fair value was $2.21 and $3.97 for options issued in the six months ended June 30, 2016 and 2015, respectively. The Company issued restricted stock units (“RSUs”) of 1,020 and 360 in the six months ended June 30, 2016 and 2015, respectively. The Company issued performance restricted stock units (“PRSUs”) of 481 and 0 in the six months ended June 30, 2016 and 2015, respectively.

	Options	Weighted Average Exercise Price, Options	Restricted Stock Units	Weighted Average Price at RSU Issue Date	Performance Restricted Stock Units	Weighted Average Price at PRSU Issue Date
Outstanding at December 31, 2015	16,277	$6.28	579	$10.45	—	$—
Granted	1,731	2.21	1,020	2.40	481	2.27
Exercised	(488)	4.11	(14)	8.83	—	—
Forfeited	(425)	8.54	(97)	7.07	(23)	2.04
Expired	(542)	7.38	—	—	—	—

Outstanding at June 30, 2016	16,553	$5.79	1,488	$5.12	458	$2.28

In the three months ended June 30, 2016, the Company recorded approximately $2,135 of stock compensation expense related to a modification of the retirement provisions of the Company’s Long Term Incentive Plans. The modification allows retirement-eligible participants (defined as age 55, plus 10 years of service) to continue to vest in options following retirement, and also allows retired participants to exercise options for up to 10 years from grant date.

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

For the three months ended June 30, 2016, the Company recorded a tax benefit of $63,019 on a loss before income taxes of $150,889 resulting in an effective tax rate of 41.8%, compared to a tax benefit of $26,677 on a loss before income taxes of $12,536 resulting in an effective tax rate of 212.8% for the same period of 2015. The reduction in the effective tax rate is primarily attributable to a decrease in the impact of depletion applied against forecasted results in 2016 as compared to 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

For the six months ended June 30, 2016, the Company recorded a tax benefit $78,773 on a loss before income taxes of $178,422 resulting in an effective tax rate of 44.1%, compared to a tax benefit of $16,060 on income before income taxes of $28,961 resulting in an effective tax rate of (55.5%) for the same period of 2015. The increase in the effective tax rate is primarily attributable to the impact of depletion as well as a tax benefit from a loss carryback, applied against forecasted results in 2016 as compared to forecasted results in 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

10. Defined Benefit Plans

The Company maintained two defined benefit pension plans, the Wedron pension plan and the Troy Grove pension plan, covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. The benefits under the Wedron plan were frozen effective December 31, 2012.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$21	27	$42	$54
Interest cost	87	85	174	170
Expected return on plan assets	(120)	(127)	(240)	(254)
Amortization of prior service cost	—	4	—	8
Amortization of net actuarial loss	35	70	109	140

Net periodic benefit cost	$23	$59	$85	$118

The Company contributed $42 and $33 during the six months ended June 30, 2016 and 2015, respectively. Total expected employer contributions during the year ending December 31, 2016 are $76.

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,390)	$1,627	$(8,763)
Additional pension liability	(3,906)	1,464	(2,442)
Unrealized gain (loss) on interest rate hedges	(18,342)	6,548	(11,794)

	$(32,638)	$9,639	$(22,999)

	December 31, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,030)	$1,318	$(8,712)
Additional pension liability	(4,014)	1,464	(2,550)
Unrealized gain (loss) on interest rate hedges	(10,128)	3,697	(6,431)

	$(24,172)	$6,479	$(17,693)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the changes in accumulated other comprehensive income by component for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,712)	$(2,550)	$(6,431)	$(17,693)
Other comprehensive income (loss) before reclassifications	(51)	—	(7,540)	(7,591)
Amounts reclassified from accumulated other comprehensive income (loss)	—	108	2,177	2,285

Ending balance	$(8,763)	$(2,442)	$(11,794)	$(22,999)

The following table presents the reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2016:

	Amount reclassified
	from accumulated
	other comprehensive	Affected line item on
Details about accumulated other comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$3,332	Interest expense
Tax effect	(1,156)	Tax expense (benefit)

	$2,176	Net of tax
Amortization of pension obligations
Prior service cost	$—	Cost of sales
Actuarial losses	109	Cost of sales

	109	Total before tax
Tax effect	—	Tax expense

	109	Net of tax

Total reclassifications for the period	$2,285	Net of tax

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $35,156 and $33,503 for the six months ended June 30, 2016 and 2015, respectively.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets. The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP and other products incorporating SSP technology for the five years commencing on October 1, 2015. The Company entered into an Amendment to this agreement on December 17, 2015. This Amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000. The Amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020. The contingent consideration is accrued and capitalized as part of the cost of the SSP assets at the time a payment is probable and reasonably estimable. Accordingly, the Company accrued and capitalized $56 in the six months ended June 30, 2016.

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

In December 2015, the Company was notified by the Securities and Exchange Commission (the “SEC”) that it was being investigated for possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and other securities laws relating to matters concerning certain of the Company’s international operations. The Company had previously retained outside legal counsel to investigate the subject matter of the SEC’s investigation, and at that time, the Company determined that no further action was necessary. The Company cannot predict what, if any, further action the SEC may take regarding its investigation, and cannot provide an estimate of the potential costs of the SEC’s investigation or any possible fines, penalties, or other remedial actions that might result, if any, at this time.

13. Transactions with Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $372 and $120 in the six months ended June 30, 2016 and 2015, respectively.

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors fees and Company-related expenses, including travel and lodging, market research, and other miscellaneous expenses. Fees and expenses paid to American Securities were $169 and $0 in the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Proppant Solutions	$82,102	$188,150	$199,565	$461,019
Industrial & Recreational Products	32,147	33,173	60,142	61,794

Total revenues	114,249	221,323	259,707	522,813

Segment contribution margin
Proppant Solutions(A)	(74,398)	35,416	(61,790)	119,235
Industrial & Recreational Products(B)	12,006	(894)	20,852	6,182

Total segment contribution margin	(62,392)	34,522	(40,938)	125,417

Operating expenses excluded from segment contribution margin
Selling, general, and administrative	15,565	12,694	26,384	28,454
Depreciation, depletion, and amortization	18,056	16,276	36,642	32,499
Stock compensation expense	3,914	2,618	5,567	4,501
Corporate asset impairments, restructuring charges, and other operating expense	34,356	576	35,028	800
Interest expense, net	16,606	14,894	33,868	30,202
Other non-operating income	—	—	(5)	—

Income (loss) before provision for income taxes	$(150,889)	$(12,536)	$(178,422)	$28,961

(A)	-	Includes asset impairments and restructuring charges of $57,224 and $2,337 for the three months ended June 30, 2016 and 2015, respectively, and $57,300 and $2,337 for the six months ended June 30, 2016 and 2015, respectively.
(B)	-	Includes asset impairments and restructuring charges of $0 and $12,085 for the three and six months ended June 30, 2016 and 2015, respectively.

15. Restructuring Charges

As a result of challenging conditions in the energy market, the Company has taken actions to adjust its overall operational footprint and reduce costs. The restructuring program primarily consists of workforce reductions and costs to idle or exit facilities. The Company expects to complete these activities prior to the end of 2016, although a continued sustained downturn in the oil and gas market could extend the duration of this restructuring process. A summary of the restructuring costs recognized for the six months ended June 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring charges
Workforce reduction costs, including one-time severance payments	$1,155	$401	$1,155	$725
Other exit costs, including multiemployer pension plan withdrawal liability and additional cash costs to exit facilities	—	7,948	—	7,948

Total restructuring charges	$1,155	$8,349	$1,155	$8,673

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

A summary of the restructuring costs by operating segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring charges
Proppant Solutions	$—	$1,162	$—	$1,162
Industrial & Recreational Products	—	6,786	—	6,786
Corporate	1,155	401	1,155	725

Total restructuring charges	$1,155	$8,349	$1,155	$8,673

16. Indefinite-Lived Intangibles – Goodwill

As of June 30, 2016, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment. The Company performed a review of qualitative factors and concluded that, as of June 30, 2016, there were no events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value.

17. Subsequent Event

On July 26, 2016, the Company completed a public offering of 25,000 shares of its common stock. In addition, the underwriters completed their exercise of an overallotment option on July 28, 2016 to sell an additional 3,750 shares. Cash proceeds received by the Company for the 28,750 shares sold were approximately $161,000, net of underwriting commissions and estimated offering expenses. After these transactions, there were 191,413 shares of common stock issued and outstanding as of July 31, 2016.

The Company intends to use the net proceeds of the offering for general corporate purposes, which include, but are not limited to, working capital, repayment, redemption or refinancing of debt and leases, investments in or loans to subsidiaries, and satisfaction of other obligations.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the price of oil and gas and the level of activity in the oil and gas industries;

•	the level of cash flows generated to provide adequate liquidity to meet our working capital needs, capital expenditures, and our lease and debt obligations;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	changes to leased terminal arrangements impacting our distribution network and ability to deliver our products to our customers;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	decreased demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	continuing pressure on market-based pricing;

•	lower of cost or market inventory adjustments and/or obsolete inventory due to lower proppant demand from the oil and gas industry;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayments, bankruptcies, and/or nonperformance by our customers;

•	our transactions in, and operating subsidiaries with, functional currencies other than the U.S. dollar. We are exposed to fluctuations in exchange rates of these currencies compared to the U.S. dollar, which is the primary currency in which we operate. These fluctuations may be significant, and may not be fully mitigated by risk management techniques, such as foreign currency hedging;

•	changes in U.S. or international economic conditions, such as the recent United Kingdom vote to exit the European Union, could adversely impact our operating results;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our production sales, which currently supplies all of our Northern White frac sand and a portion of our Industrial & Recreational (“I&R”) Products segment sand sold into our markets;

•	the availability of raw materials to support our manufacturing of resin-coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms, including financing for existing commitments such as future railcar deliveries;

•	the potential impairment of our property, including our mineral reserves, plant, equipment, goodwill, and intangible assets as a result of continuing depressed market conditions;

•	substantial indebtedness, lease and pension obligations;

•	restrictions imposed by our indebtedness and lease obligations on our current and future operations;

•	the accuracy of our estimates of our mineral reserves and our ability to mine them;

•	substantial costs related to mines, resin-coating facilities, and terminals that have been closed;

•	potential disruption of our operations due to severe weather conditions, such as tornados and electrical storms, which frequently occur in areas where we operate;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the FCPA;

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

As one of the industry leaders, our asset base at December 31, 2015 included 798 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to the continuing challenging conditions in the oil and gas markets, we continue to adjust our operational footprint to consolidate into the lowest-cost footprint possible. As of August 2016, we have 10 sand processing facilities (5 of which are active) with 16.8 million tons of annual sand processing capacity. To date in 2016, we have idled our Shakopee, Minnesota facility, our Wisconsin facilities in Maiden Rock and Menomonie, and our international facility in Mexico. We also have 9 coating facilities (5 of which are active) with 2.3 million tons of annual coating capacity.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 42 proppant distribution terminals and a fleet of approximately 10,100 railcars considering car returns that took place throughout the year and subleases. Our unit train capabilities include two production facilities and eight in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at three transloading terminals in 2016.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) I&R Products. Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates. Our I&R Products segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America. We believe our two market segments are complementary. Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Segment Contribution Margin

Segment contribution margin is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin is defined as total revenues less the cost of goods sold to produce and deliver the products, less selling, general and administrative expenses that are directly attributable to each segment. The definition excludes certain corporate costs not associated with the operations of the segment. These unallocated costs include costs related to corporate functional areas such as administration, accounting, finance, treasury, information technology, human resources, research and development, business development and sustainable development, as well as unallocated costs related to operations such as undeveloped mineral rights reserves.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation, impairment of assets, and certain other non-cash income or expenses.

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operations from period to period without regard to our financing methods or capital structure. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income or cash flows from operating activities as determined in accordance with GAAP as indicators of our operating performance or liquidity. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA. Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance and may also be used by investors to measure our ability to meet debt service requirements.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(87,886)	$14,137	$(99,662)	$44,896
Interest expense, net	16,606	14,894	33,868	30,202
Benefit from income taxes	(63,019)	(26,677)	(78,773)	(16,060)
Depreciation, depletion, and amortization expense	18,056	16,276	36,642	32,499

EBITDA	(116,243)	18,630	(107,925)	91,537

Non-cash stock compensation expense(1)	3,914	2,618	5,567	4,501
Asset impairments(2)	90,578	6,475	90,654	6,475
Other charges(3)	—	465	—	465
Restructuring charges(4)	—	8,349	—	8,673

Adjusted EBITDA	$(21,751)	$36,537	$(11,704)	$111,651

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Non-cash charges associated with the impairment of mineral reserves and other long-lived assets.
(3)	Cash payment associated with an audit of our Employee Stock Bonus Plan.
(4)	For the three months ended June 30, 2016 and 2015, respectively, we incurred cash charges of approximately $1.2 million and $6.1 million for restructuring. We are no longer reflecting cash charges as an adjustment to EBITDA in 2016 results.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Other Financial Data
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(87,886)	$14,137	$(99,662)	$44,896
EBITDA	(116,243)	18,630	(107,925)	91,537
Adjusted EBITDA	$(21,751)	$36,537	$(11,704)	$111,651

Operating Data
Proppant Solutions
Total tons sold	1,290	1,594	2,816	3,372
Revenues	$82,102	$188,150	$199,565	$461,019
Segment contribution margin	$(74,398)	$35,416	$(61,790)	$119,235
Industrial & Recreational Products
Total tons sold	661	641	1,248	1,176
Revenues	$32,147	$33,173	$60,142	$61,794
Segment contribution margin	$12,006	$(894)	$20,852	$6,182

Our operating results declined in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The declines in revenues and contribution margin in our Proppant Solutions segment resulted from decreases in proppant volumes, in particular coated proppants, product mix, and lower pricing across the segment. The I&R Products segment offset some of the declines in the Proppant Solutions business with sequential increase in volume and segment contribution margin due to seasonality and increase in new business. The Proppant Solutions segment contribution margin was also impacted by asset impairments and inventory write-downs in the three months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Revenues decreased $107.1 million, or 48%, to $114.2 million for the three months ended June 30, 2016 compared to $221.3 million for the three months ended June 30, 2015, primarily due to decreased volumes, a change in product mix, and lower selling prices in our Proppant Solutions segment.

North American rig counts continued to decline in the second quarter 2016, which softened drilling activity and demand for proppants in the quarter. E&P companies, in partnership with oilfield service companies, are continuing to refine their well designs and hydraulic fracturing techniques to increase the amount of proppant used per frac stage and, together, these techniques have greatly increased the volume of proppant used in the completion of each well (“proppant intensity”). The trend of increasing proppant intensity has offset, to some extent, the decrease in demand for proppants resulting from reduced rig counts and drilling activity.

Total volumes in the Proppant Solutions segment decreased 19% to 1.3 million tons in the three months ended June 30, 2016 compared to 1.6 million tons in the three months ended June 30, 2015. Raw frac sand volumes decreased 11% to 1.2 million tons in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Coated proppant volumes decreased 71% to 0.1 million tons in the second quarter of 2016 compared to 0.2 million tons in the second quarter of 2015. Revenues in the Proppant Solutions segment decreased $106.0 million, or 56%, to $82.1 million for the three months ended June 30, 2016 compared to $188.2 million for the three months ended June 30, 2015. The decrease in Proppant Solutions revenue was largely due to pricing declines and declines in volumes, particularly resin-coated proppant.

The rapid decline in oil and gas prices and continued price volatility that has occurred since late 2014 led to reduced drilling activity and reduced demand for proppants. As a result, the proppant market is in a position of oversupply, which has caused selling prices for all proppants to decline significantly through the second quarter of 2016 relative to the second quarter of 2015. Although uncertain, future increases in demand for proppants are expected to be driven by completion of previously drilled but uncompleted wells (“DUCs”), increases in proppant intensity, and climbing North American rig counts.

Revenues in the I&R Products segment decreased $1.0 million, or 3%, to $32.1 million for the three months ended June 30, 2016 compared to $33.2 million for the three months ended June 30, 2015. Volumes increased to 0.7 million tons in the three months ended June 30, 2016 compared to 0.6 million tons in the three months ended June 30, 2015. I&R Products segment revenue was impacted by seasonal sales growth in the sports and recreation market coupled with stronger volumes in key markets, particularly those aligned with construction-driven markets.

Revenues in our I&R Products segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

Segment Contribution Margin

Contribution margin decreased $96.9 million to negative $62.4 million for the three months ended June 30, 2016 compared to $34.5 million for the three months ended June 30, 2015, primarily due to decreased volumes and selling prices in our Proppant Solutions segment, in addition to non-cash asset impairment charges. Contribution margin for the three months ended June 30, 2016 included non-cash asset impairments of $57.2 million and inventory write-downs of $10.3 million. Contribution margin for the three months ended June 30, 2015 included $14.4 million of asset impairment charges and restructuring costs.

Contribution margin in the Proppant Solutions segment decreased $109.8 million to negative $74.4 million for the three months ended June 30, 2016 compared to $35.4 million for the three months ended June 30, 2015. The decrease was primarily driven by lower volumes, changes in product mix between raw frac sand and coated proppant, decreased selling prices, and non-cash impairment charges in the three months ended June 30, 2016. The Proppant Solutions segment contribution margin includes non-cash asset impairment charges of $57.2 million and inventory write-downs of $9.9 million in the three months ended June 30, 2016. Contribution margin for the three months ended June 30, 2015 included $2.3 million of asset impairments and restructuring charges.

Contribution margin in the I&R Products segment increased $12.9 million to $12.0 million for the three months ended June 30, 2016 compared to a negative $0.9 million for the three months ended June 30, 2015. The increase in contribution margin is primarily due to favorable selling prices, customer mix, and improved manufacturing costs per ton. Contribution margin includes inventory write-downs of $0.4 million for the three months ended June 30, 2016. Contribution margin for the three months ended June 30, 2015 included $12.1 million of asset impairments and restructuring charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $1.9 million, or 10%, to $21.1 million for the three months ended June 30, 2016 compared to $19.2 million for the three months ended June 30, 2015. SG&A attributable to our segments decreased $0.9 million primarily as a result of workforce reductions made in the first quarter. Corporate SG&A costs increased $2.9 million as a result of $5.3 million in fees committed for additional cost reduction initiatives and extension of approximately $70 million of our Term B-1 Loans to 2018, partially offset by other SG&A reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.8 million to $18.1 million for the three months ended June 30, 2016 compared to $16.3 million in the three months ended June 30, 2015. The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $136.6 million to a loss of $134.3 million for the three months ended June 30, 2016 compared to income of $2.4 million for the three months ended June 30, 2015. Second quarter earnings were largely impacted by declines in contribution margins due to lower volumes and decreased selling prices, in addition to the non-cash asset impairments, restructuring charges, inventory write-downs, and professional fees totaling $111 million.

Interest Expense

Interest expense increased $1.7 million, or 11%, to $16.6 million for the three months ended June 30, 2016 compared to $14.9 million for the three months ended June 30, 2015 primarily due to an increase in the notional amounts on interest rate swap agreements, entered into in 2013, that became effective October 2015 and a reduction in capitalized interest due to the completion of the Wedron facility expansion, partially offset as a result of the prepayment of $69.6 million of the Term B-1 Loans.

Provision (Benefit) for Income Taxes

Benefit from income taxes increased $36.3 million to a benefit of $63.0 million for the three months ended June 30, 2016 compared to a benefit of $26.7 million for the three months ended June 30, 2015. The increase in the benefit recorded during the second quarter of 2016 is primarily related to the decrease in income before income taxes and a loss carryback. The effective tax rate was 41.8% and 212.8% for the three months ended June 30, 2016 and 2015, respectively. The reduction in the effective tax rate is primarily attributable to a decrease in the impact of depletion applied against forecasted results for 2016 as compared to 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

Income before income taxes decreased $138.4 million to a loss of $150.9 million for the three months ended June 30, 2016 compared to a loss of $12.5 million for the three months ended June 30, 2015. The provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. decreased $102.0 million to a loss of $87.9 million for the three months ended June 30, 2016 compared to income of $14.1 million for the three months ended June 30, 2015 due to the factors noted above, including asset impairments and restructuring charges totaling $70 million on an after-tax basis.

Adjusted EBITDA

Adjusted EBITDA decreased $58.3 million to a loss of $21.8 million for the three months ended June 30, 2016 compared to income of $36.5 million for the three months ended June 30, 2015. Adjusted EBITDA excludes the impact of $94.5 million of non-cash stock compensation expense and impairment charges. The Adjusted EBITDA loss includes inventory write-downs, restructuring charges, and fees committed for cost-reduction initiatives and extension of our debt totaling approximately $16.8 million. The decline in Adjusted EBITDA was largely due to declines in proppant volumes, change in product mix, and pricing as noted above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Revenues decreased $263.1 million, or 50%, to $259.7 million for the six months ended June 30, 2016 compared to $522.8 million for the six months ended June 30, 2015, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Total volumes in the Proppant Solutions segment decreased 16% to 2.8 million tons in the six months ended June 30, 2016 compared to 3.4 million tons in the six months ended June 30, 2015. Raw frac sand volumes decreased 8% to 2.6 million tons in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Coated proppant volumes decreased 65% to 0.2 million tons in the six months ended June 30, 2016 compared to 0.5 million tons in the six months ended June 30, 2015. Revenues in the Proppant Solutions segment decreased $261.5 million, or 57%, to $199.6 million for the six months ended June 30, 2016 compared to $461.0 million for the six months ended June 30, 2015. The decrease in Proppant Solutions revenue was largely due to pricing declines and declines in volumes, particularly in resin-coated proppant volumes.

Revenues in the I&R Products segment decreased $1.7 million, or 3%, to $60.1 million for the six months ended June 30, 2016 compared to $61.8 million for the six months ended June 30, 2015. Volumes remained relatively flat at 1.2 million tons in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. I&R Products segment revenue for the six months ended June 30, 2016 was impacted by seasonal sales growth in the sports and recreation market coupled with stronger volumes in key markets, particularly those aligned with construction-driven markets.

Segment Contribution Margin

Contribution margin decreased $166.4 million to negative $40.9 million for the six months ended June 30, 2016 compared to $125.4 million for the six months ended June 30, 2015, primarily due to decreased volumes and selling prices, in addition to changes in product mix in our Proppant Solutions segment. Contribution margin for the six months ended June 30, 2016 also included non-cash asset impairments of $57.3 million and inventory write-downs of $10.3 million. Contribution margin in the six months ended June 30, 2015 included $14.4 million of asset impairment charges and restructuring charges.

Contribution margin in the Proppant Solutions segment decreased $181.0 million to negative $61.8 million for the six months ended June 30, 2016 compared to $119.2 million for the six months ended June 30, 2015. The decrease was primarily driven by lower volumes, changes in product mix between raw frac sand and coated proppant, decreased selling prices, and non-cash impairment charges of $57.3 million and inventory write-downs of $9.9 million in the six months ended June 30, 2016. Contribution margin for the six months ended June 30, 2015 included $2.4 million of asset impairments and restructuring charges.

Contribution margin in the I&R Products segment increased $14.7 million to $20.9 million for the six months ended June 30, 2016 compared to $6.2 million for the six months ended June 30, 2015. The increase in contribution margin is primarily due to favorable selling prices, customer mix, and improved manufacturing costs per ton. Contribution margin for the six months ended June 30, 2016 includes inventory write-downs of $0.4 million. Contribution margin for the six months ended June 30, 2015 included $12.1 million of asset impairments and restructuring charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.5 million, or 13%, to $37.8 million for the six months ended June 30, 2016 compared to $43.2 million for the six months ended June 30, 2015. SG&A attributable to our segments decreased $3.4 million and Corporate SG&A costs decreased $2.1 million primarily due to our continued cost reduction initiatives and reductions in force. SG&A costs included $5.3 million in professional fees for cost reduction initiatives and extension of our Term B-1 Loans for the six months ended June 30, 2016.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $4.1 million to $36.6 million for the six months ended June 30, 2016 compared to $32.5 million in the six months ended June 30, 2015. The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $203.7 million to a loss of $144.6 million for the six months ended June 30, 2016 compared to income of $59.2 million for the six months ended June 30, 2015. Earnings were largely impacted by declines in contribution margins due to the lower volumes and decreased selling prices, in addition to the non-cash impairments, restructuring costs, inventory write-downs, and professional fees totaling $113 million.

Interest Expense

Interest expense increased $3.7 million, or 12%, to $33.9 million for the six months ended June 30, 2016 compared to $30.2 million for the six months ended June 30, 2015 primarily due to an increase in the notional amounts for interest rate swap agreements, entered into in 2013, that became effective October 2015 and a reduction in capitalized interest due to the completion of the Wedron facility expansion.

Provision (Benefit) for Income Taxes

Benefit from income taxes increased $62.7 million to a benefit of $78.8 million for the six months ended June 30, 2016 compared to a benefit of $16.1 million for the six months ended June 30, 2015. The increase in the benefit primarily related to the decrease in income before income taxes and a loss carryback. The effective tax rate was 44.1% and negative 55.5% in the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate is primarily attributable to the impact of depletion as well as a tax benefit from a loss carryback, applied against forecasted results for 2016 as compared to forecasted results in 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

Income before income taxes decreased $207.4 million to a loss of $178.4 million for the six months ended June 30, 2016 compared to income of $29.0 million for the six months ended June 30, 2015. The provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. decreased $144.6 million to a loss of $99.7 million for the six months ended June 30, 2016 compared to income of $44.9 million for the six months ended June 30, 2015 due to the factors noted above totaling $71.2 million on an after-tax basis.

Adjusted EBITDA

Adjusted EBITDA decreased $123.4 million to a loss of $11.7 million for the six months ended June 30, 2016 compared to income of $111.7 million for the six months ended June 30, 2015. Adjusted EBITDA excludes the impact of $96.2 million of non-cash stock compensation expense and impairment charges. The decline in Adjusted EBITDA was largely due to declines in proppant pricing and volumes as noted above.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have been to service our debt, to meet our working capital and capital expenditure needs. We have met our liquidity and capital investment needs with funds generated through operations. We also have the ability to raise additional capital, subject to market conditions, through the issuance of shares of our common stock, as was done subsequent to the quarter ended June 30, 2016.

As of June 30, 2016, we had outstanding term loan borrowings of $1.15 billion and cash on hand of $61.6 million. In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed. As of June 30, 2016 we had $31.3 million of availability under our revolving credit facility with $12.9 million committed to letters of credit, leaving net availability at $18.3 million. On April 28, 2016, we amended our term loan facility. Under the terms of the amendment, we prepaid $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017.

After the extension of the maturity of certain of the Term B-1 Loans and the additional cash raised in the July 2016 stock offering, as of the date of this report, we believe that our cash on-hand, cash generated through operations, and amounts available under the Revolving Credit Facility will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments, over the next twelve months. We may use cash at times to negotiate repurchases of a portion of our syndicated term debt to the extent permitted under our credit agreement. See “Credit Facilities” below for more information.

A continued sustained downturn in our business’s key markets could significantly impact our forecasts. While we believe that our operations forecasts are reasonable, the forecasts are based on assumptions and market conditions impacting the industry, primarily the proppant business, are uncertain. In the event the operating results are significantly worse than projected or we are unsuccessful in generating sufficient liquidity, we may not be able to satisfy our debt obligations and would be necessary to restructure these obligations. In order to address this risk, we have implemented reductions in operating costs, selling, general, and administrative costs, reduced planned capital spending, and working capital improvements over the past few years.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, is a measure of liquidity, and source of cash flow. Our working capital was $147.3 million at June 30, 2016 and $274.1 million at December 31, 2015.

Accounts Receivable

Accounts receivable decreased $9.6 million to $63.9 million at June 30, 2016 compared to $73.6 million at December 31, 2015. The decrease is primarily the result of higher sales in the first quarter of 2016 resulting in increased collections during the second quarter of 2016, in addition to lower overall sales during the first six months of 2016 compared to the prior year. During the six months ended June 30, 2016 and 2015, our top ten proppant customers collectively represented 70% and 71% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton Company (“Halliburton”) and FTS International Services, LLC (“FTSI”), collectively accounted for 44% and 43% of our revenues, respectively.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $56.7 million at June 30, 2016 compared to $70.5 million at December 31, 2015 relates to efforts to decrease inventory levels to match projected decreasing demand, particularly for resin-coated products. The inventory balance at June 30, 2016 also incorporates the impact from $10.3 million of inventory write-downs as a result of valuation adjustments.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $6.6 million to $6.8 million at June 30, 2016 from $13.4 million at December 31, 2015, primarily due to a decrease in prepaid insurance and railcar leases.

Refundable Income Taxes

Refundable income taxes increased $15.5 million to $42.0 million at June 30, 2016 from $26.5 million at December 31, 2015, primarily due to the carryback of a 2016 estimated loss.

Accounts Payable

Accounts payable decreased $6.1 million to $34.3 million at June 30, 2016 compared to $40.4 million at December 31, 2015. The decrease in accounts payable is due to timing for payments and reduced purchasing and freight activity driven by lower sales volumes and reduced capital spending.

Accrued Expenses

The decrease in accrued expenses to $20.1 million at June 30, 2016 compared to $26.8 million at December 31, 2015 was primarily due a reduction in accrued bonuses, pension expenses, and accrued real estate taxes.

Cash Flow Analysis

Net Cash Provided (Used in) by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash used in operating activities was $13.2 million for the six months ended June 30, 2016 compared with $173.6 million provided in the six months ended June 30, 2015. This $186.8 million variance was primarily the result of changes in operating income and working capital.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance. Capital expenditures generally are for expansions of production or terminal capacities. Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $18.2 million for the six months ended June 30, 2016 compared to $61.3 million used for the six months ended June 30, 2015. The $43.1 million variance was primarily the result of a decrease in capital expenditures.

Capital expenditures, including stripping costs, of $21.9 million in the six months ended June 30, 2016 were primarily focused on expansion of our sand processing capacities at our Wedron facility. Capital expenditures were $61.3 million in the six months ended June 30, 2015 and also primarily associated with the expansion of the Wedron facility.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash used in financing activities was $79.4 million in the six months ended June 30, 2016 compared to $13.5 million used in the six months ended June 30, 2015 primarily due to the prepayment of a portion of our Term B-1 Loans in exchange for an extension of the maturity date of a portion of the Term B-1 Loans to September 2019.

Credit Facilities

As of June 30, 2016, there was $18.3 million available capacity remaining on the Revolving Credit Facility and $12.9 million committed to outstanding letters of credit. As of June 30, 2016, we have not drawn on the Revolving Credit Facility.

In order to provide greater near-term liquidity in the event of possible continued downturns in the oil and gas markets we serve, on April 28, 2016, we entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”). Under the terms of the amendment, we committed to a prepayment of $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017. This extension lowered the total March 2017 principal payments on our term debt to $16.7 million on the Term B-1 Loans. Our principal payments in 2017 now consist of (i) $16.7 million on the Term B-1 Loans; (ii) $9.3 million on the Term B-2 Loans and; (iii) $1.6 million on the Extended Term B-1 Loans for a total of $27.6 million. The applicable margin on the interest rate for the 2016 Extended Term Loans is now the same as the Extended Term B-1 and Term B-2 Loans, which is the LIBOR interest rate plus 3.5%. With the amendment, the 2016 Extended Term Loans now have a 1% LIBOR floor, which is the same as the Extended Term B-1 and Term B-2 Loans. See Note 4 in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail regarding the change in the maturities of the 2016 Extended Term Loans.

As of June 30, 2016, the Term B-1 Loans, Term B-2 Loans, Extended Term B-1 Loans, 2016 Extended Term Loans, and the Revolving Credit Facility had actual interest rates of 4.2%, 4.5%, 4.5%, 4.5%, and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.46% at June 30, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

As of the date of this report, we believe that the amount available under the Revolving Credit Facility, cash generated from operations, and our cash and cash equivalents on hand, in addition to the net proceeds from our July 2016 common stock offering, will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2016, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities. The purchase obligations include approximately 1,900 railcars with future delivery dates in 2017 and 2018. We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors or extend them into the future, although there is no assurance that these arrangements could be financed satisfactorily in the present environment or extended. Substantially all of the operating lease obligations are for railcars.

In the six months ended June 30, 2016, except for changes to the timing of long-term debt payments as disclosed within Footnote 4 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations as reported in our 2015 Annual Report on Form 10-K. The 2016 Extended Term Loans change the maturity dates of long-term debt obligations, but not the amount of the obligations.

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

Among the critical accounting policies and estimates are estimates of the fair values of our reporting units used in determining whether the amount of recorded goodwill at our I&R Products segment reporting unit has been impaired. The determination of the fair value of the reporting unit is based in part on management’s estimates of future cash flows from operations, multiples of future cash flows as determined by market participants, and discount rates used in evaluating the net present value of these cash flows. The expected amount of and variations in future cash flows from operations is highly judgmental, and is based on part of estimates from management’s internal planning processes. The multiples and present values used in these calculations are estimates based on data that available from the public record, such as analyst reports.

Similarly, these future cash flows from operations are used in determining whether other long-lived tangible and intangible assets have a fair value in excess of carrying value. In the second quarter of 2016, we recorded an impairment for long-lived assets at several Proppant Solutions locations since the recoverability of these locations could not be assured. The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement. As of June 30, 2016, the fair value of the supply agreement exceeded its carrying value. Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value could decline such that an impairment in carrying value exists.

There have been no material changes in our accounting policies and estimates during the six months ended June 30, 2016.

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

As of June 30, 2016, the fair value of the interest rate swaps was a liability of $20.2 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $0.8 million impact on our interest expense in the six months ended June 30, 2016.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the six months ended June 30, 2016, our top two proppant customers, Halliburton and FTSI, accounted for approximately 44% of our sales. Approximately 39% of our accounts receivable balance at June 30, 2016, was outstanding from two customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of June 30, 2016, we were subject to approximately 4 active silica exposure cases. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our other filings with the SEC, including our 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016. There have been no material changes to the risk factors previously reported.

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

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	August 4, 2016

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

Exhibit No.	Description

10.1	Severance Agreement, dated May 6, 2016, by and between Fairmount Santrol Holdings Inc. and Michael F. Biehl (incorporated by reference to Exhibit 10.1 on Form 10-Q, filed on May 10, 2016).

10.2	Sixth Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of April 28, 2016, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 2, 2016).

10.3*	Omnibus Amendment, dated May 20, 2016, to the Interests Purchase Agreement, dated April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC, and Self-Suspending Proppant LLC (incorporated by reference to Exhibit 2.1 on Form S-1, filed on September 18, 2014).

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document