Form 10-Q
period 2016-09-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2016-11-03
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of Common Stock outstanding, par value $0.01 per share, as of October 31, 2016: 222,766,186

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$134,775	$170,950	$394,482	$693,763
Cost of goods sold (excluding depreciation, depletion, amortization, and stock compensation expense shown separately)	114,873	131,679	347,466	499,357

Gross margin	19,902	39,271	47,016	194,406
Operating expenses
Selling, general and administrative expenses	15,443	18,314	53,194	61,538
Depreciation, depletion and amortization expense	17,759	15,260	54,401	47,759
Stock compensation expense	1,799	2,679	7,366	7,180
Asset impairments	—	4,169	90,654	10,644
Restructuring charges	—	284	1,155	8,957
Other operating expense (income)	9,362	(878)	9,266	(278)

Income (loss) from operations	(24,461)	(557)	(169,020)	58,606
Interest expense, net	16,175	15,963	50,043	46,165
Other non-operating expense (income)	—	1,492	(5)	1,492

Income (loss) before provision for income taxes	(40,636)	(18,012)	(219,058)	10,949
Provision (benefit) for income taxes	(20,013)	28,117	(98,786)	12,057

Net loss	(20,623)	(46,129)	(120,272)	(1,108)
Less: Net income attributable to the non-controlling interest	2	71	15	196

Net loss attributable to Fairmount Santrol Holdings Inc.	$(20,625)	$(46,200)	$(120,287)	$(1,304)

Loss per share
Basic	$(0.11)	$(0.29)	$(0.71)	$(0.01)
Diluted	$(0.11)	$(0.29)	$(0.71)	$(0.01)

Weighted average number of shares outstanding
Basic	183,620	161,413	168,904	161,241
Diluted	183,620	161,413	168,904	161,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(20,623)	$(46,129)	$(120,272)	$(1,108)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(2)	(1,488)	(362)	(4,841)
Pension obligations	66	74	174	222
Change in fair value of derivative agreements	893	(3,248)	(7,321)	(7,309)

Total other comprehensive income (loss), before tax	957	(4,662)	(7,509)	(11,928)
Benefit from income taxes related to items of other comprehensive income (loss)	(66)	(1,235)	(3,226)	(2,560)

Comprehensive loss, net of tax	(19,600)	(49,556)	(124,555)	(10,476)
Comprehensive income attributable to the non-controlling interest	2	71	15	196

Comprehensive loss attributable to Fairmount Santrol Holdings Inc.	$(19,602)	$(49,627)	$(124,570)	$(10,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$213,434	$171,486
Accounts receivable, net of allowance for doubtful accounts of $3,966 and $2,470 at September 30, 2016 and December 31, 2015, respectively	78,798	73,566
Inventories	53,154	70,494
Prepaid expenses and other assets	9,259	13,404
Refundable income taxes	20,584	26,506
Current assets classified as held-for-sale (includes cash, accounts receivable, inventories, and property, plant, and equipment)	—	4,218

Total current assets	375,229	359,674
Property, plant and equipment, net	743,999	870,997
Deferred income taxes	834	834
Goodwill	15,301	15,301
Intangibles, net	94,386	96,482
Other assets	9,265	10,961

Total assets	$1,239,014	$1,354,249

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$30,394	$17,385
Accounts payable	36,579	40,421
Accrued expenses	24,227	26,785
Current liabilities directly related to current assets classified as held-for-sale (includes accounts payable and accrued expenses)	—	934

Total current liabilities	91,200	85,525
Long-term debt	1,113,688	1,205,721
Deferred income taxes	6,701	89,569
Other long-term liabilities	40,772	33,802

Total liabilities	1,252,361	1,414,617

Commitments and contingent liabilities (Note 12)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at September 30, 2016 and December 31, 2015	—	—
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares outstanding: 191,947 and 161,433 at September 30, 2016 and December 31, 2015, respectively	2,408	2,391
Additional paid-in capital	494,278	776,705
Retained earnings	284,757	405,044
Accumulated other comprehensive loss	(21,976)	(17,693)

Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	759,467	1,166,447
Less: Treasury stock at cost
Shares in treasury: 48,916 and 77,765 at September 30, 2016 and December 31, 2015, respectively	(773,126)	(1,227,663)

Total equity (deficit) attributable to Fairmount Santrol Holdings Inc.	(13,659)	(61,216)
Non-controlling interest	312	848

Total equity (deficit)	(13,347)	(60,368)

Total liabilities and equity	$1,239,014	$1,354,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2014	$2,387	160,913	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474
Stock options exercised	4	520	1,763	—	—	—	—	1,767	—	1,767
Stock compensation expense	—	—	7,180	—	—	—	—	7,180	—	7,180
Tax effect of stock options exercised	—	—	32	—	—	—	—	32	—	32
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	(1,592)	(1,592)
Net income (loss)	—	—	—	(1,304)	—	—	—	(1,304)	196	(1,108)
Other comprehensive loss	—	—	—	—	(9,368)	—	—	(9,368)	—	(9,368)

Balances at September 30, 2015	$2,391	161,433	$780,863	$495,875	$(22,177)	$(1,227,663)	77,765	$29,289	$1,096	$30,385

Balances at December 31, 2015	$2,391	161,433	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Re-issuance of treasury stock	—	—	(292,675)	—	—	454,537	(28,750)	161,862	—	161,862
Stock options exercised	17	30,514	3,933	—	—	—	(99)	3,950	—	3,950
Stock compensation expense	—	—	7,366	—	—	—	—	7,366	—	7,366
Tax effect of stock options exercised, forfeited, or expired	—	—	(1,051)	—	—	—	—	(1,051)	—	(1,051)
Transactions with non-controlling interest	—	—	—	—	—	—	—	—	(551)	(551)
Net income (loss)	—	—	—	(120,287)	—	—	—	(120,287)	15	(120,272)
Other comprehensive loss	—	—	—	—	(4,283)	—	—	(4,283)	—	(4,283)

Balances at September 30, 2016	$2,408	191,947	$494,278	$284,757	$(21,976)	$(773,126)	48,916	$(13,659)	$312	$(13,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net loss	$(120,272)	$(1,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	50,891	44,355
Amortization	8,471	8,586
Reserve for doubtful accounts	2,645	—
Write-off of deferred financing costs	—	864
Asset impairments	90,654	6,967
Non-cash restructuring charges	—	1,162
Inventory write-downs and reserves	10,302	(83)
Loss on sale of fixed assets	315	424
Unrealized loss on interest rate swaps	—	48
Deferred income taxes and taxes payable	(80,248)	4,417
Refundable income taxes	5,922	(9,997)
Stock compensation expense	7,366	7,180
Change in operating assets and liabilities:
Accounts receivable	(5,035)	114,818
Inventories	7,039	54,764
Prepaid expenses and other assets	1,873	21,738
Accounts payable	4,723	(37,028)
Accrued expenses	225	20

Net cash provided by (used in) operating activities	(15,129)	217,127

Cash flows from investing activities
Proceeds from sale of fixed assets	5,630	—
Capital expenditures and stripping costs	(28,712)	(91,548)
Other investing activities	(1,631)	—

Net cash used in investing activities	(24,713)	(91,548)

Cash flows from financing activities
Payments on long-term debt	(78,250)	(10,595)
Payments on capital leases and other long-term debt	(5,067)	(5,522)
Proceeds from option exercises	3,950	1,767
Proceeds from primary stock offering	161,862	—
Tax effect of stock options exercised, forfeited, or expired	(1,051)	32
Distributions to non-controlling interest	(551)	(219)
Other financing activities	—	(4,592)

Net cash provided by (used in) financing activities	80,893	(19,129)

Change in cash and cash equivalents related to assets classified as held-for-sale	1,376	(3,120)
Foreign currency adjustment	(479)	(773)

Increase in cash and cash equivalents	41,948	102,557

Cash and cash equivalents:
Beginning of period	171,486	76,923

End of period	$213,434	$179,480

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

Change in Classification

In the three months ended June 30, 2016, the Company changed the classification of certain operating expenses on the Condensed Consolidated Statements of Income (Loss). Previously, the Company classified expenses incurred related to the downturn in the proppant market as “restructuring and other charges.” The Company now further classifies these types of expenses between asset impairments and restructuring charges. All periods presented have been restated accordingly. See Note 15 for further detail.

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

In February 2016, the FASB issued ASU No. 2016-02 – Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee. ASC 842 supersedes the previous leases standard, ASC 840 – Leases. The ASU is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), which provides guidance on simplified accounting for and presentation of share-based payment transactions, including income tax consequences, minimum tax withholding requirements, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and all share-based payment tax-related cash flows to be reported as operating activities in the statement of cash flows. Regarding tax withholding requirements, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rates without classifying the award as a liability. The ASU also permits entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur. The ASU is expected to impact the Company’s financial statements and disclosures as the Company makes share-based payments to its employees. The ASU is effective beginning January 1, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures but, at this stage, does not believe it will early-adopt the ASU.

In April and May 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, and ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients. These ASU’s each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs. This guidance is effective beginning January 1, 2018. The Company has begun to review its contracts with customers in both of its business segments to determine, among other items, its performance obligations and transaction prices stated in the contracts. This review is in very early stages and, therefore, it is not yet possible to evaluate the effect of the new guidance on its financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments (Topic 230). The ASU reduces diversity in the presentation and classification of certain cash receipts and payments in the statement of cash flows, namely debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) [including bank-owned life insurance policies (“BOLIs”)]; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective beginning January 1, 2018, with early adoption permitted. The guidance is required to be applied retrospectively for periods presented. The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

2.	Inventories

At September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$6,721	$10,145
Work-in-process	12,262	14,613
Finished goods	36,767	48,648

	55,750	73,406
Less: LIFO reserve	(2,596)	(2,912)

Inventories	$53,154	$70,494

3.	Property, Plant, and Equipment

At September 30, 2016 and December 31, 2015, property, plant, and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Land and improvements	$85,289	$82,966
Mineral reserves and mine development	249,714	323,691
Machinery and equipment	577,240	575,034
Buildings and improvements	153,615	171,791
Furniture, fixtures, and other	3,450	3,609
Construction in progress	38,059	37,047

	1,107,367	1,194,138
Accumulated depletion and depreciation	(363,368)	(323,141)

Property, plant, and equipment, net	$743,999	$870,997

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Based on the continuing adverse business conditions and the idling of certain assets, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable. Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets. Critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital. The Company incurred $0 and $4,169 of such asset impairments in the three months ended September 30, 2016 and 2015, respectively, and $90,654 and $10,644 in the nine months ended September 30, 2016 and 2015, respectively. These impairments are recorded as asset impairments in operating expenses in the Condensed Consolidated Statements of Income (Loss).

If the ongoing uncertainty in oil and gas markets continues, it is possible that additional assets, both tangible and intangible, could be subject to additional impairment losses in future periods.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

4.	Long-Term Debt

At September 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
Term B-1 Loans	$16,754	$156,134
Term B-2 Loans	896,029	902,402
Extended Term B-1 Loans	158,716	159,878
2016 Extended Term Loans	69,502	—
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	88	101
Capital leases, net	4,514	9,301
Deferred financing costs, net	(11,521)	(14,710)

	1,144,082	1,223,106
Less: current portion	(30,394)	(17,385)

Long-term debt including leases	$1,113,688	$1,205,721

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

On September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility. These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility. Generally, if the Company’s leverage ratio is greater than 4.75:1.00 during the period from the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31,250 to $40,000. Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017). As of September 30, 2016, the Company’s leverage ratio was 96.0:1.00.

On April 28, 2016, the Company entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”). The Company made a prepayment of accrued interest of $227 and principal of $69,580 on April 28, 2016 to the lenders consenting

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

to the amendment. Accrued interest on the extended remainder of the Term B-1 Loan is due at maturity on July 15, 2018. Under the terms of the agreement, the change in the maturities of the Term B-1 Loans and the 2016 Extended Term Loans are as follows:

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

As of September 30, 2016, Term B-1 Loans, Term B-2 Loans, Extended Term B-1 Loans, the 2016 Extended Term Loans, and the Revolving Credit Facility had interest rates of 4.4%, 4.5%, 4.5%, 4.5%, and 4.3%, respectively.

As of September 30, 2016, there was $17,432 available unused capacity on the Revolving Credit Facility and $13,818 committed to outstanding letters of credit. As of September 30, 2016, the Company has not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.91% at September 30, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

On October 17, 2016, subsequent to the end of the third quarter, the Company re-purchased $3,000 of the Extended Term B-1 Loans at 91.5% of par. The related gain on this debt re-purchase will be recognized in the three months ended December 31, 2016.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

5.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to Fairmount Santrol Holdings Inc.	$(20,625)	$(46,200)	$(120,287)	$(1,304)
Denominator:
Basic weighted average shares outstanding	183,620	161,413	168,904	161,241
Dilutive effect of employee stock options, RSUs, and PRSUs	—	—	—	—

Diluted weighted average shares outstanding	183,620	161,413	168,904	161,241

Loss per common share - basic	$(0.11)	$(0.29)	$(0.71)	$(0.01)
Loss per common share - diluted	$(0.11)	$(0.29)	$(0.71)	$(0.01)

Because the Company incurred a loss in the three and nine months ended September 30, 2016 and 2015, respectively, the impact of dilution has not been included in the earnings per share calculation as the effect of including these potential common shares would be antidilutive.

6.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments. The current notional value of these swap agreements is $525,225, which represents a total of approximately 46% of term debt outstanding at September 30, 2016 and effectively fixes the variable rate in a range of 0.83% to 3.115% for the portion of the debt that is hedged. The interest rate swap agreements mature at various dates between March 15, 2017 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	September 30, 2016	December 31, 2015
Designated as hedges	Other long-term liabilities	$(18,972)	$(12,107)
Designated as hedges	Other assets	22	118

		$(18,950)	$(11,989)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In order to represent the ineffective portion of interest rate swap agreements designated as hedges, the Company recognized in interest expense the following in the three and nine months ended September 30, 2016 and 2015:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate swap agreements	Interest expense (income)	$(153)	$14	$46	$30

		$(153)	$14	$46	$30

The Company expects $6,982 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

7.	Fair Value Measurements

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the fair value as of September 30, 2016 and December 31, 2015 for the Company’s long-term debt:

Long-Term Debt Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2016
Term B-1 Loans	$—	$16,179	$—	$16,179
Term B-2 Loans	—	799,505	—	799,505
Extended Term B-1 Loans	—	139,140	—	139,140
2016 Extended Term Loans	—	66,275	—	66,275

	$—	$1,021,099	$—	$1,021,099

December 31, 2015
Term B-1 Loans	$—	$106,360	$—	$106,360
Term B-2 Loans	—	443,580	—	443,580
Extended Term B-1 Loans	—	76,922	—	76,922

	$—	$626,862	$—	$626,862

The following table presents the amounts carried at fair value as of September 30, 2016 and December 31, 2015 for the Company’s other financial instruments.

Recurring Fair Value Measurements	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2016
Interest rate swap agreements	$—	$(18,950)	$—	$(18,950)

	$—	$(18,950)	$—	$(18,950)

December 31, 2015
Interest rate swap agreements	$—	$(11,989)	$—	$(11,989)

	$—	$(11,989)	$—	$(11,989)

8.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 1,740 and 1,631 shares of common stock in the nine months ended September 30, 2016 and 2015, respectively. The average grant date fair value was $2.24 and $3.96 for options issued in the nine months ended September 30, 2016 and 2015, respectively. The Company issued restricted stock units (“RSUs”) of 1,025 and 363 in the nine months ended September 30, 2016 and 2015, respectively. The Company issued performance restricted stock units (“PRSUs”) of 481 and 0 in the nine months ended September 30, 2016 and 2015, respectively.

	Options	Weighted Average Exercise Price, Options	Restricted Stock Units	Weighted Average Price at RSU Issue Date	Performance Restricted Stock Units	Weighted Average Price at PRSU Issue Date
Outstanding at December 31, 2015	16,277	$6.28	579	$10.45	—	$—
Granted	1,740	2.24	1,025	2.42	481	2.27
Exercised	(1,729)	2.34	(14)	8.83	—	—
Forfeited	(475)	8.53	(116)	6.98	(23)	2.04
Expired	(697)	8.64	—	—	—	—

Outstanding at September 30, 2016	15,116	$6.07	1,474	$5.11	458	$2.28

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

For the three months ended September 30, 2016, the Company recorded a tax benefit of $20,013 on a loss before income taxes of $40,636 resulting in an effective tax rate of 49.2%, compared to a tax expense of $28,117 on a loss before income taxes of $18,012 resulting in an effective tax rate of negative 156.1% for the same period of 2015. The increase in the effective tax rate is primarily attributable to the impact of depletion as well as a tax benefit from a loss carryback, applied against forecasted results in 2016 as compared to 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

For the nine months ended September 30, 2016, the Company recorded a tax benefit $98,786 on a loss before income taxes of $219,058 resulting in an effective tax rate of 45.1%, compared to a tax expense of $12,057 on income before income taxes of $10,949 resulting in an effective tax rate of 110.1% for the same period of 2015. The decrease in the effective tax rate is primarily attributable to a decrease in the impact of depletion applied against forecasted results in 2016 as compared to forecasted results in 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

10.	Defined Benefit Plans

The Company maintained two defined benefit pension plans, the Wedron pension plan and the Troy Grove pension plan, covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service. The benefits under the Wedron plan were frozen effective December 31, 2012.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$21	27	$63	$81
Interest cost	87	85	261	255
Expected return on plan assets	(120)	(127)	(360)	(381)
Amortization of prior service cost	—	4	—	12
Amortization of net actuarial loss	66	70	175	210

Net periodic benefit cost	$54	$59	$139	$177

The Company contributed $59 and $48 during the nine months ended September 30, 2016 and 2015, respectively. Total expected employer contributions during the year ending December 31, 2016 are $76.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

11.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,392)	$2,012	$(8,380)
Additional pension liability	(3,840)	1,464	(2,376)
Unrealized gain (loss) on interest rate hedges	(17,449)	6,229	(11,220)

	$(31,681)	$9,705	$(21,976)

	December 31, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,030)	$1,318	$(8,712)
Additional pension liability	(4,014)	1,464	(2,550)
Unrealized gain (loss) on interest rate hedges	(10,128)	3,697	(6,431)

	$(24,172)	$6,479	$(17,693)

The following table presents the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,712)	$(2,550)	$(6,431)	$(17,693)
Other comprehensive income (loss) before reclassifications	332	—	(8,015)	(7,683)
Amounts reclassified from accumulated other comprehensive income (loss)	—	174	3,226	3,400

Ending balance	$(8,380)	$(2,376)	$(11,220)	$(21,976)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the nine months ended September 30, 2016:

	Amount reclassified
	from accumulated
	other comprehensive	Affected line item on
Details about accumulated other comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$4,963	Interest expense
Tax effect	(1,738)	Tax expense (benefit)

	$3,225	Net of tax
Amortization of pension obligations
Prior service cost	$—	Cost of sales
Actuarial losses	175	Cost of sales

	175	Total before tax
Tax effect	—	Tax expense

	175	Net of tax

Total reclassifications for the period	$3,400	Net of tax

12.	Commitments and Contingent Liabilities

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements. Total rent expense associated with these leases was $51,130 and $50,681 for the nine months ended September 30, 2016 and 2015, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets. The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP and other products incorporating SSP technology for the five years commencing on October 1, 2015. The Company entered into an amendment to this agreement on December 17, 2015. This amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000. The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020. The contingent consideration is accrued and capitalized as part of the cost of the SSP assets at the time a payment is probable and reasonably estimable. Accordingly, the Company accrued and capitalized $1,537 in the nine months ended September 30, 2016.

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

In the period ended September 30, 2016, the Company completed negotiations with certain railcar lessors and paid approximately $9,800 in fees that resulted in reductions to current railcar operating lease payments, in some cases in exchange for consideration including an extension of the lease terms. In addition, railcar purchase commitments due in 2017 and 2018 approximating $49,500 were cancelled and $136,500 of purchase commitments were deferred, which included $3,900 from future railcar purchase price increases. As a result of these lease modifications, beginning in October 2016, the railcar operating lease expenses recognized under the provisions of ASC 840 will differ from cash lease expense payments. The following table shows the change in future purchase commitments as a result of these negotiations:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Original purchase obligations	$181,968	$—	$181,968	$—	$—
Purchase commitment increase (decrease)	(45,512)	—	(181,968)	136,456	—

Revised purchase commitments	$136,456	$—	$—	$136,456	$—

Also as a result of these negotiations, the future minimum operating lease payments on the railcars were also modified. The other operating leases classified as equipment leases did not materially change from the levels as reported in the Company’s Annual Report on Form 10-K. The railcar operating lease expenses were decreased in 2016 and 2017 but, as a result of lease extensions, additional operating lease expense in future periods will now be recognized. The modified future minimum operating lease payments and associated changes are as follows:

						2021 and
Equipment lease expense	2016	2017	2018	2019	2020	Thereafter
December 31, 2015	$57,536	$47,402	$39,610	$25,408	$13,291	$46,579
Future minimum lease expense increase (decrease) from railcar negotiations	(2,064)	(3,707)	1,349	11,897	20,189	63,901

Modified future lease expense	$55,472	$43,695	$40,959	$37,305	$33,480	$110,480

13.	Transactions with Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $503 and $176 in the nine months ended September 30, 2016 and 2015, respectively.

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors fees and Company-related expenses, including travel and lodging, market research, and other miscellaneous expenses. Fees and expenses paid to American Securities were $209 and $85 in the nine months ended September 30, 2016 and 2015, respectively.

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

Previously, the segment results were reported based on segment contribution margin, which included selling, general, and administrative expenses directly allocable to an operating segment and excluded certain corporate costs not associated with the operations of the segment. These corporate costs were separately stated and included costs related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources.

After evaluation in this quarter of the Company’s comparability to industry peers and practices, the chief operating decision maker changed the method to evaluate the Company’s operating segments’ performance based on segment gross margin, which does not include any selling, general, and administrative costs or corporate costs. The change to using segment gross margin results in an increase in segment profitability compared to segment contribution margin as allocable selling, general, and administrative costs were charged against segment contribution margin. This change is effective beginning the three months ended September 30, 2016. All periods presented have been restated accordingly.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Proppant Solutions	$103,140	$141,584	$302,705	$602,603
Industrial & Recreational Products	31,635	29,366	91,777	91,160

Total revenues	134,775	170,950	394,482	693,763
Segment gross margin
Proppant Solutions	6,356	26,788	9,419	160,492
Industrial & Recreational Products	13,546	12,483	37,597	33,914

Total segment gross margin	19,902	39,271	47,016	194,406

Operating expenses excluded from segment gross margin
Selling, general, and administrative	15,443	18,314	53,194	61,538
Depreciation, depletion, and amortization	17,759	15,260	54,401	47,759
Stock compensation expense	1,799	2,679	7,366	7,180
Asset impairments	—	4,169	90,654	10,644
Restructuring charges	—	284	1,155	8,957
Other operating expense (income)	9,362	(878)	9,266	(278)
Interest expense, net	16,175	15,963	50,043	46,165
Other non-operating expense (income)	—	1,492	(5)	1,492

Income (loss) before provision for income taxes	$(40,636)	$(18,012)	$(219,058)	$10,949

15.	Restructuring Charges

As a result of challenging conditions in the energy market, the Company began taking actions in early 2015 to adjust its overall operational footprint and reduce costs. The Company’s continuing restructuring program primarily consists of workforce reductions and costs to idle or exit facilities. The Company has largely completed these

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

activities, however, a continued sustained downturn in the oil and gas market could reinitiate this restructuring process. A summary of the restructuring costs recognized for the nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring charges
Workforce reduction costs, including one-time severance payments	$—	$284	$1,155	$1,009
Other exit costs, including multiemployer pension plan withdrawal liability and additional cash costs to exit facilities	—	—	—	7,948

Total restructuring charges	$—	$284	$1,155	$8,957

A summary of the restructuring costs by operating segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring charges
Proppant Solutions	$—	$—	$—	$1,162
Industrial & Recreational Products	—	—	—	6,786
Corporate	—	284	1,155	1,009

Total restructuring charges	$—	$284	$1,155	$8,957

16.	Indefinite-Lived Intangibles

As of September 30, 2016, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment. As part of Company policy in its normal course of business, the Company performed a review of qualitative factors and concluded that, as of September 30, 2016, there were no events or changes in circumstances that would more likely than not result in an impairment of the carrying value of its intangible assets, including goodwill. With the current market conditions in the oil and gas industry, there could be future changes that impact the carrying value of other long-lived intangibles, including the supply agreement with FTS International Services, LLC (“FTSI”). As of September 30, 2016, the balance of the FTSI supply agreement, net of accumulated amortization, was $36,250.

17.	Subsequent Event

On October 25, 2016, the Company completed a public offering of 30,250 shares of its common stock. In addition, the underwriter has thirty days from the offering date to exercise an overallotment option to purchase an additional 4,538 shares. Cash proceeds received by the Company for the shares sold were approximately $277,000, net of underwriting commissions and estimated offering expenses. After these transactions, there were 222,766 shares of common stock issued and outstanding as of October 31, 2016.

The Company intends to use the net proceeds of the offering for general corporate purposes, which include, but are not limited to repayment of debt and satisfaction of other obligations.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the price of oil and gas and the level of activity in the oil and gas industries;

•	the level of cash flows generated to provide adequate liquidity to meet our working capital needs, capital expenditures, and our lease and debt obligations;

•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;

•	changes to leased terminal arrangements impacting our distribution network and ability to deliver our products to our customers;

•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;

•	fluctuations in demand and pricing for raw and coated sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	continuing pressure on market-based pricing;

•	lower of cost or market inventory adjustments and/or obsolete inventory due to lower proppant demand from the oil and gas industry;

•	our ability to protect our intellectual property rights;

•	our ability to successfully develop and market Propel SSP;

•	our ability to succeed in competitive markets;

•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material nonpayments, bankruptcies, and/or nonperformance by our customers;

•	our transactions in, and operating subsidiaries with, functional currencies other than the U.S. dollar. We are exposed to fluctuations in exchange rates of these currencies compared to the U.S. dollar, which is the primary currency in which we operate. These fluctuations may be significant, and may not be fully mitigated by risk management techniques, such as foreign currency hedging;

•	changes in U.S. or international economic conditions, such as the recent United Kingdom vote to exit the European Union and the 2016 U.S. presidential election, could adversely impact our operating results;

•	fluctuations in demand for industrial and recreational sand;

•	operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•	our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales, which currently supplies almost all of our Northern White frac sand and a portion of our Industrial & Recreational (“I&R”) Products segment sand sold into our markets;

•	the availability of raw materials to support our manufacturing of coated proppants;

•	diminished access to water;

•	challenges to our title to our mineral properties and water rights;

•	our ability to make capital expenditures to maintain, develop and increase our asset base and our ability to obtain needed capital or financing on satisfactory terms, including financing for existing commitments such as future railcar deliveries;

•	the potential impairment of our property, including our mineral reserves, plant, equipment, goodwill, and intangible assets as a result of continuing depressed market conditions;

•	substantial indebtedness, lease and pension obligations;

•	restrictions imposed by our indebtedness and lease obligations on our current and future operations;

•	the accuracy of our estimates of our mineral reserves and our ability to mine them;

•	substantial costs related to mines, coating facilities, and terminals that have been closed;

•	potential disruption of our operations due to severe weather conditions, such as tornados, electrical storms, and floods, which occur in areas where we operate;

•	a shortage of skilled labor and rising labor costs in the mining industry;

•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;

•	our ability to attract and retain key personnel;

•	our ability to maintain satisfactory labor relations;

•	silica-related health issues and corresponding litigation;

•	our ability to maintain effective quality control systems at our mining, processing and production facilities;

•	fluctuations in our sales and results of operations due to seasonality and other factors;

•	interruptions or failures in our information technology systems;

•	failure to comply with the provisions of the FCPA;

•	the impact of a terrorist attack or armed conflict;

•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

As one of the industry leaders, our asset base at December 31, 2015 included 798 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry. Due to the continuing challenging conditions in the oil and gas markets, we have adjusted our operational footprint to consolidate into the lowest-cost footprint possible and continue to make cost reductions. As of October 2016, we have 10 sand processing facilities (6 of which are active) with 16.8 million tons of annual sand processing capacity. We re-opened our Menomonie, Wisconsin facility at the end of third quarter 2016, primarily to serve the I&R market and will also enable us to provide more fine-mesh products to the proppant market from our Wedron, Illinois facility. We also have 9 coating facilities (5 of which are active) with 2.3 million tons of annual coating capacity.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed. We operate an integrated logistics platform consisting of 41 proppant distribution terminals and a fleet of approximately 10,100 railcars, which includes 1,265 customer railcars, considering car returns that took place throughout the year and subleases. Our unit train capabilities include two production facilities and eight in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet. In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at four transloading terminals in 2016.

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

Segment Contribution Margin and Segment Gross Margin

Previously, segment contribution margin was a key metric that management used to evaluate our operating performance and to determine resource allocation between segments. Segment contribution margin was defined as total revenues less the cost of goods sold to produce and deliver the products, less selling, general and administrative expenses that are directly attributable to each segment. The definition excluded certain corporate costs not associated with the operations of the segment. These unallocated costs included costs related to corporate functional areas such as administration, accounting, finance, treasury, information technology, human resources, research and development, business development and sustainable development, as well as unallocated costs related to operations such as undeveloped mineral rights reserves.

After evaluation in this quarter of our comparability to industry peers and practices, management changed the method to evaluate our operating segments’ performance based on segment gross margin, which does not include any selling, general, and administrative costs or corporate costs. The change to using segment gross margin results in an increase in reported segment profitability compared to segment contribution margin as allocable selling, general, and administrative costs were charged against segment contribution margin. This change is effective beginning the third quarter of 2016. All periods presented have been restated accordingly.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements in evaluating our operating performance.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization. Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation, impairment of assets, and certain other non-cash income or expenses.

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operations from period to period without regard to our financing methods or capital structure. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than net income as determined in accordance with GAAP as indicators of our operating performance. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA. Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

Adjusted EBITDA is presented as a performance measure because certain unusual non-cash charges or expenses may occur in a particular period and are not indicative of true operating performance. For this reason, management believes Adjusted EBITDA is useful to investors as well.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA
Net loss attributable to Fairmount Santrol Holdings Inc.	$(20,625)	$(46,200)	$(120,287)	$(1,304)
Interest expense, net	16,175	15,963	50,043	46,165
Provision (benefit) for income taxes	(20,013)	28,117	(98,786)	12,057
Depreciation, depletion, and amortization expense	17,759	15,260	54,401	47,759

EBITDA	(6,704)	13,140	(114,629)	104,677

Non-cash stock compensation expense(1)	1,799	2,679	7,366	7,180
Asset impairments(2)	—	4,169	90,654	10,644
Restructuring charges(3)	—	284	—	8,957
Loss on disposal of fixed assets(4)	—	627	—	627
Write-off of deferred financing costs(5)	—	864	—	864
Other charges(6)	—	—	—	465

Adjusted EBITDA	$(4,905)	$21,763	$(16,609)	$133,414

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Non-cash charges associated with the impairment of mineral reserves and other long-lived assets.
(3)	For the three months ended June 30, 2016 and 2015, respectively, we incurred cash charges of approximately $1.2 million and $6.1 million for restructuring. We are no longer reflecting cash charges as an adjustment to EBITDA in 2016 results.
(4)	Includes losses related to the sale and disposal of certain assets in property, plant, and equipment.
(5)	Represents the write-off of deferred financing fees in relation to the amendment of our Revolving Credit Facility.
(6)	Cash payment associated with an audit of our Employee Stock Bonus Plan.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Other Financial Data
Net loss attributable to Fairmount Santrol Holdings Inc.	$(20,625)	$(46,200)	$(120,287)	$(1,304)
EBITDA	(6,704)	13,140	(114,629)	104,677
Adjusted EBITDA	$(4,905)	$21,763	$(16,609)	$133,414

Operating Data
Proppant Solutions
Total tons sold	1,754	1,464	4,570	4,836
Revenues	$103,140	$141,584	$302,705	$602,603
Segment gross margin	$6,356	$26,788	$9,419	$160,492
Industrial & Recreational Products
Total tons sold	668	570	1,917	1,745
Revenues	$31,635	$29,366	$91,777	$91,160
Segment gross margin	$13,546	$12,483	$37,597	$33,914

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Revenues decreased $36.2 million, or 21%, to $134.8 million for the three months ended September 30, 2016 compared to $171.0 million for the three months ended September 30, 2015, primarily due to declines in volumes, particularly coated proppants, including the impact of product mix and lower average selling prices in our Proppant Solutions segment.

North American rig counts increased approximately 16% from the second quarter of 2016 into the third quarter of 2016 but are still down approximately 45% from the third quarter of 2015. Oil prices have stabilized in the quarter at an average of approximately $45 per barrel of oil for the quarter versus approximately $47 per barrel in the third quarter of 2015. In response to the current market trends, E&P companies and oil field service companies are continuing to refine their well designs and hydraulic fracturing techniques to achieve more efficient production. These changes in techniques have increased the demand for proppants, by increasing the amount of proppant used per frac stage (“proppant intensity”) associated with finer grades of proppant.

Total volumes in the Proppant Solutions segment increased 20% to 1.8 million tons in the three months ended September 30, 2016 compared to 1.5 million tons in the three months ended September 30, 2015. Raw frac sand volumes increased 27% to 1.7 million tons in the three months ended September 30, 2016 compared to 1.3 million tons in the three months ended September 30, 2015. Coated proppant volumes decreased 38% to 0.1 million tons in the third quarter of 2016 compared to 0.2 million tons in the third quarter of 2015. Revenues in the Proppant Solutions segment decreased $38.4 million, or 27%, to $103.1 million for the three months ended September 30, 2016 compared to $141.6 million for the three months ended September 30, 2015. The decrease in Proppant Solutions revenue was largely due to pricing declines and declines in volumes, particularly coated proppants.

As a result of the current market trends, including the decline in oil and gas pricing, reduced drilling activity, and reduced demand for proppants; the average selling prices for all proppants continued to decline over the quarter.

Revenues in the I&R Products segment increased $2.3 million, or 8%, to $31.6 million for the three months ended September 30, 2016 compared to $29.4 million for the three months ended September 30, 2015. Volumes increased to 0.7 million tons in the three months ended September 30, 2016 compared to 0.6 million tons in the three months ended September 30, 2015. I&R Products segment revenue was impacted by an expansion of our customer base and strong performance in several key markets including glass, building products, and sports and recreation.

Revenues in our I&R Products segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production. To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

Segment Gross Margin

Gross margin decreased $19.4 million to $19.9 million for the three months ended September 30, 2016 compared to $39.3 million for the three months ended September 30, 2015, primarily due to decreased volumes and selling prices in our Proppant Solutions segment.

Gross margin in the Proppant Solutions segment decreased $20.4 million to $6.4 million for the three months ended September 30, 2016 compared to $26.8 million for the three months ended September 30, 2015. The volume increases in the Proppants Solutions segment improved gross margin for the three months ended September 30, 2016 by approximately $18 million compared to the third quarter of 2015. However, this improvement to gross margin from volume was more than offset by the change in product mix between raw frac sand and coated proppants and decreased selling prices resulting in the $20.4 million decrease for the quarter.

Gross margin in the I&R Products segment increased $1.1 million to $13.5 million for the three months ended September 30, 2016 compared to a $12.5 million for the three months ended September 30, 2015. The increase in gross margin is primarily due to increased volume and improved production costs per ton.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $2.9 million, or 16%, to $15.4 million for the three months ended September 30, 2016 compared to $18.3 million for the three months ended September 30, 2015. SG&A costs for the three months ended September 30, 2016 included $0.8 million of professional fees, filing fees, and other expenses related to our primary common stock offering in July 2016. The declines in SG&A from the three months ended September 30, 2015 are the result of workforce reductions in 2015 and early 2016 and continued overall focus around cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2.5 million to $17.8 million for the three months ended September 30, 2016 compared to $15.3 million in the three months ended September 30, 2015. The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $23.9 million to a loss of $24.5 million for the three months ended September 30, 2016 compared to a loss of $0.6 million for the three months ended September 30, 2015. Earnings in the third quarter of 2016 were negatively impacted by $9.8 million in railcar renegotiation fees recorded in other operating expense. Third quarter earnings were largely impacted by declines in gross margins due to change in product mix and decreased selling prices.

Interest Expense

Interest expense increased $0.2 million, or 1%, to $16.2 million for the three months ended September 30, 2016 compared to $16.0 million for the three months ended September 30, 2015. The change in interest expense is due to a reduction in capitalized interest due to the completion of the Wedron facility expansion, and an increase in the notional amounts for interest rate swap agreements, entered into in 2013, that became effective October 2015.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased $48.1 million to a benefit of $20.0 million for the three months ended September 30, 2016 compared to expense of $28.1 million for the three months ended September 30, 2015. The decrease in the expense recorded during the third quarter of 2016 is primarily related to the decrease in income before income taxes and the recognition of a benefit for a loss carryback. The effective tax rate was 49.2% and negative 156.1% for the three months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate is primarily attributable to the impact of depletion as well as a tax benefit from a loss carryback, applied against forecasted results in 2016 as compared to 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

Income before income taxes decreased $22.6 million to a loss of $40.6 million for the three months ended September 30, 2016 compared to a loss of $18.0 million for the three months ended September 30, 2015. The provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. increased $25.6 million to a loss of $20.6 million for the three months ended September 30, 2016 compared to loss of $46.2 million for the three months ended September 30, 2015 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $26.7 million to a loss of $4.9 million for the three months ended September 30, 2016 compared to income of $21.8 million for the three months ended September 30, 2015. Adjusted EBITDA for the third quarter of 2016 excludes the impact of $1.8 million of non-cash stock compensation expense. Fees of approximately $9.8 million from the renegotiation of certain railcar leases and $0.8 million from the July stock offering have not been added back to Adjusted EBITDA. The decline in Adjusted EBITDA over prior year periods was largely due to declines in proppant volumes, change in product mix, and pricing as noted above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues decreased $299.3 million, or 43%, to $394.5 million for the nine months ended September 30, 2016 compared to $693.8 million for the nine months ended September 30, 2015, primarily due to declines in volumes, particularly coated proppants and lower selling prices since prior year periods in our Proppant Solutions segment.

Total volumes in the Proppant Solutions segment decreased 5% to 4.6 million tons in the nine months ended September 30, 2016 compared to 4.8 million tons in the nine months ended September 30, 2015. Raw frac sand volumes increased 3% to 4.3 million tons in the nine months ended September 30, 2016 compared to 4.2 million tons in the nine months ended September 30, 2015. Coated proppant volumes decreased 59% to 0.3 million tons in the nine months ended September 30, 2016 compared to 0.7 million tons in the nine months ended September 30, 2015. Revenues in the Proppant Solutions segment decreased $299.9 million, or 50%, to $302.7 million for the nine months ended September 30, 2016 compared to $602.6 million for the nine months ended September 30, 2015. The decrease in Proppant Solutions revenue was largely due to pricing declines and declines in volumes, particularly in coated proppant volumes.

Revenues in the I&R Products segment increased $0.6 million, or 1%, to $91.8 million for the nine months ended September 30, 2016 compared to $91.2 million for the nine months ended September 30, 2015. Volumes increased to 1.9 million tons in the nine months ended September 30, 2016 compared to 1.7 million tons in the nine months ended September 30, 2015. I&R Products segment revenue for the nine months ended September 30, 2016 was impacted by an expansion of our customer base and strong performance in several key markets including glass, building products, and sports and recreation.

Segment Gross Margin

Gross margin decreased $147.4 million to $47.0 million for the nine months ended September 30, 2016 compared to $194.4 million for the nine months ended September 30, 2015, primarily due to decreased volumes and selling prices, particularly in our Proppant Solutions segment. Gross margin for the nine months ended September 30, 2016 also included inventory write-downs of $10.3 million.

Gross margin in the Proppant Solutions segment decreased $151.1 million to $9.4 million for the nine months ended September 30, 2016 compared to $160.5 million for the nine months ended September 30, 2015. The decrease in gross margin was due to $9.9 million from inventory write-downs and $19 million from volume declines over the prior year period. The remaining gross margin decline is attributable to changes in product mix and decreased pricing from prior year periods.

Gross margin in the I&R Products segment increased $3.7 million to $37.6 million for the nine months ended September 30, 2016 compared to $33.9 million for the nine months ended September 30, 2015. The increase in gross margin is primarily due to increased volumes and improved manufacturing costs per ton. Gross margin for the nine months ended September 30, 2016 includes inventory write-downs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.3 million, or 14%, to $53.2 million for the nine months ended September 30, 2016 compared to $61.5 million for the nine months ended September 30, 2015. SG&A costs included $6.1 million in professional fees for cost reduction initiatives, July stock offering fees and related expenses, and extension of our Term B-1 Loans for the nine months ended September 30, 2016. The declines in SG&A over prior year levels are the result of workforce reductions in 2015 and early 2016 and continued focus around cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $6.6 million to $54.4 million for the nine months ended September 30, 2016 compared to $47.8 million in the nine months ended September 30, 2015. The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $227.6 million to a loss of $169.0 million for the nine months ended September 30, 2016 compared to income of $58.6 million for the nine months ended September 30, 2015. Earnings in the nine months ended September 30, 2016 also included $9.8 million in railcar renegotiation fees recorded in other operating expense. Earnings were largely impacted by declines in gross margins due to the lower volumes, changes in product mix, and decreased selling prices, in addition to the non-cash impairments, restructuring costs, inventory write-downs, railcar renegotiation fees, and professional fees totaling approximately $118.0 million.

Interest Expense

Interest expense increased $3.9 million, or 8%, to $50.0 million for the nine months ended September 30, 2016 compared to $46.2 million for the nine months ended September 30, 2015. The change in interest expense is due to a reduction in capitalized interest due to the completion of the Wedron facility expansion, and an increase in the notional amounts for interest rate swap agreements, entered into in 2013, that became effective October 2015.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased $110.8 million to a benefit of $98.8 million for the nine months ended September 30, 2016 compared to expense of $12.1 million for the nine months ended September 30, 2015. The decrease in the expense is primarily related to the decrease in income before income taxes and the recognition of a benefit for a loss carryback. The effective tax rate was 45.1% and 110.1% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate is primarily attributable to a decrease in the impact of depletion applied against forecasted results in 2016 as compared to forecasted results in 2015. The effective rate differs from the U.S. federal statutory rate due primarily to the benefit from a loss carryback and depletion.

Income before income taxes decreased $230.0 million to a loss of $219.1 million for the nine months ended September 30, 2016 compared to income of $10.9 million for the nine months ended September 30, 2015. The provision (benefit) for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate. If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. decreased $119.0 million to a loss of $120.3 million for the nine months ended September 30, 2016 compared to a loss of $1.3 million for the nine months ended September 30, 2015 due to the factors noted above totaling approximately $76.7 million on an after-tax basis.

Adjusted EBITDA

Adjusted EBITDA decreased $150.0 million to a loss of $16.6 million for the nine months ended September 30, 2016 compared to income of $133.4 million for the nine months ended September 30, 2015. Adjusted EBITDA excludes the impact of $98.0 million of non-cash stock compensation expense and impairment charges. Fees of approximately $9.8 million from the renegotiation of certain railcar leases and $6.1 million in professional fees for cost reduction initiatives, July stock offering fees and related expenses, and extension of our Term B-1 Loans have not been added back to Adjusted EBITDA. The decline in Adjusted EBITDA, as noted above, was largely due to declines in proppant volumes, change in product mix, and pricing.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements have been to service our debt, to meet our working capital and capital expenditure needs. We have met our liquidity and capital investment needs with funds generated through operations. We also have the ability to raise additional capital, subject to market conditions, through the issuance of shares of our common stock, as was done on July 28, 2016 and, subsequent to the third quarter, on October 25, 2016.

As of September 30, 2016, we had outstanding term loan borrowings of $1.14 billion and cash on hand of $213.4 million. In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed. As of September 30, 2016 we had $31.3 million of availability under our Revolving Credit Facility with $13.8 million committed to letters of credit, leaving net availability at $17.4 million. On April 28, 2016, we amended our term loan facility. Under the terms of the amendment, we prepaid $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017.

On July 26, 2016, we completed a public offering of 25 million shares of common stock. In addition, the underwriters completed their exercise of an overallotment option on July 28, 2016 to purchase an additional 3.75 million shares. We received cash proceeds of approximately $161 million, net of underwriting commissions and estimated offering expenses.

On October 17, 2016, the Company re-purchased $3 million of the Extended Term B-1 Loans at 91.5% of par. The related gain on this debt re-purchase will be recognized in the three months ended December 31, 2016.

On October 25, 2016, we completed a public offering of 30.25 million shares of common stock. In addition, the underwriter has 30 days from the date of the offering to exercise an overallotment option to purchase an additional 4.5 million shares. We received cash proceeds of approximately $277 million, net of underwriting commissions and estimated offering expenses for the shares sold.

We intend to use the net proceeds of the offering for general corporate purposes, which include, but are not limited to, working capital, repayment, redemption or refinancing of debt and leases, capital expenditures, investments in or loans to subsidiaries and joint ventures, funding of possible acquisitions, and satisfaction of other obligations.

After the extension of the maturity of certain of the Term B-1 Loans and the additional cash raised in the July and October 2016 stock offerings, as of the date of this report, we believe that our cash on-hand, cash generated through operations, and amounts available under the Revolving Credit Facility will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments, over the next twelve months. We may use cash at times to negotiate repurchases of our syndicated term debt to the extent permitted under our credit agreement. See “Credit Facilities” below for more information.

A continued sustained downturn in our business’s key markets could significantly impact our forecasts. While we believe that our operations forecasts are reasonable, the forecasts are based on assumptions and market conditions impacting the industry, primarily the proppant business, are uncertain. In the event the operating results are significantly worse than projected or we are unsuccessful in generating sufficient liquidity, we may not be able to satisfy our debt obligations and would be necessary to restructure these obligations. In order to address this risk, we have implemented reductions in operating costs, selling, general, and administrative costs, reduced planned capital spending, made working capital improvements and raised capital over the past few years.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, is a measure of liquidity, and source of cash flow. Our working capital was $284.0 million at September 30, 2016 and $274.1 million at December 31, 2015.

Accounts Receivable

Accounts receivable increased $5.2 million to $78.8 million at September 30, 2016 compared to $73.6 million at December 31, 2015. The increase is primarily the result of slightly slower collection cycles from year-end levels. During the nine months ended September 30, 2016 and 2015, our top ten proppant customers collectively represented 68% and 71% of our revenues, respectively. During the same periods, sales in the aggregate to our top two customers, Halliburton Company (“Halliburton”) and FTS International Services, LLC (“FTSI”), collectively accounted for 42% and 43% of our revenues, respectively.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals. The decrease in inventory to $53.2 million at September 30, 2016 compared to $70.5 million at December 31, 2015 relates to efforts to streamline inventory levels and match production to projected demand, particularly for coated products.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $4.1 million to $9.3 million at September 30, 2016 from $13.4 million at December 31, 2015, primarily due to a decrease in prepaid insurance and railcar leases.

Refundable Income Taxes

Refundable income taxes decreased $5.9 million to $20.6 million at September 30, 2016 from $26.5 million at December 31, 2015. The decrease primarily represents the net effect of the carryback of a 2016 estimated loss and the receipt of the refund relating to the carryback of the 2015 loss.

Accounts Payable

Accounts payable decreased $3.8 million to $36.6 million at September 30, 2016 compared to $40.4 million at December 31, 2015. The decrease in accounts payable is due to timing for payments and reduced purchasing and freight activity driven by lower sales volumes compared to the prior year period.

Accrued Expenses

The decrease in accrued expenses to $24.2 million at September 30, 2016 compared to $26.8 million at December 31, 2015 was primarily due a reduction in accrued bonuses, pension expenses, and accrued real estate taxes.

Cash Flow Analysis

Net Cash Provided (Used in) by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash used in operating activities was $15.1 million for the nine months ended September 30, 2016 compared with $217.1 million provided in the nine months ended September 30, 2015. This $232.3 million variance was primarily the result of a decline in operating income, partially offset by improvements in working capital.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance. Capital expenditures generally are for expansions of production or terminal capacities. Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $24.7 million for the nine months ended September 30, 2016 compared to $91.5 million used for the nine months ended September 30, 2015. The $66.8 million variance was primarily the result of a decrease in capital expenditures.

Capital expenditures, including stripping costs, of $28.7 million in the nine months ended September 30, 2016 were primarily focused on the completion of the expansion of our Wedron facility as well as maintenance activities on other assets. Capital expenditures were $91.5 million in the nine months ended September 30, 2015 and also primarily associated with the expansion of the Wedron facility.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our term loans and revolving credit facility.

Net cash provided by financing activities was $80.9 million in the nine months ended September 30, 2016 compared to $19.1 million used in the nine months ended September 30, 2015 primarily as a result of the common stock offering in July 2016.

Credit Facilities

As of September 30, 2016, there was $17.4 million available capacity remaining on the Revolving Credit Facility and $13.8 million committed to outstanding letters of credit. As of September 30, 2016, we have not drawn on the Revolving Credit Facility.

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

On October 17, 2016, the Company re-purchased $3 million of the Extended Term B-1 Loans at 91.5% of par. The related gain on this debt re-purchase will be recognized in the three months ended December 31, 2016.

As of September 30, 2016, the Term B-1 Loans, Term B-2 Loans, Extended Term B-1 Loans, 2016 Extended Term Loans, and the Revolving Credit Facility had actual interest rates of 4.4%, 4.5%, 4.5%, 4.5%, and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin. The bond bears interest, which is payable monthly, at a variable rate. The rate was 0.91% at September 30, 2016. The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

As of the date of this report, we believe that the amount available under the Revolving Credit Facility, cash generated from operations, and our cash and cash equivalents on hand, in addition to the net proceeds from our July 2016 and October 2016 common stock offerings, will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2016, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities. Substantially all of the operating lease obligations are for railcars. At the end of the third quarter 2016, we completed contract renegotiations for a portion of our railcar fleet that cancelled $49.5 million in purchase commitments and deferred $136.5 million of purchase commitments, which includes $3.9 million from future purchase price increases.

In the nine months ended September 30, 2016, except for changes to the timing of long-term debt payments and modifications of railcar leases as disclosed within Note 12 of the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations as reported in our 2015 Annual Report on Form 10-K. The 2016 Extended Term Loans change the maturity dates of long-term debt obligations, but not the amount of the obligations.

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

Similarly, these future cash flows from operations are used in determining whether other long-lived tangible and intangible assets have a fair value in excess of carrying value. In the second quarter of 2016, we recorded an impairment for long-lived assets at several Proppant Solutions locations since the recoverability of these locations could not be assured. The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement. As of September 30, 2016, the fair value of the supply agreement exceeded its carrying value. Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value of this supply agreement could decline such that an impairment in carrying value exists. The carrying value of the SSP asset is based on its cost under ASC 805. As of September 30, 2016, the estimated fair value of the SSP asset exceeded its carrying value. Amortization will commence on this intangible asset once the SSP technology is commercialized and a useful life of the intangible asset can be reasonably determined. If the SSP technology is not successfully commercialized in the future, especially in light of the current depressed market conditions, the fair value of this intangible asset could decline below its cost such that an impairment in carrying value exists.

There have been no material changes in our accounting policies and estimates during the nine months ended September 30, 2016.

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

As of September 30, 2016, the fair value of the interest rate swaps was a liability of $19.0 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $2.0 million impact on our interest expense in the nine months ended September 30, 2016.

Market Risk

We are exposed to various market risks, including changes in interest rates. Market risk related to interest rates is the potential loss arising from adverse changes in interest rates. We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. For the nine months ended September 30, 2016, our top two proppant customers, Halliburton and FTSI, accounted for approximately 42% of our sales. Approximately 29% of our accounts receivable balance at September 30, 2016, was outstanding from one customer. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure. As of September 30, 2016, we were subject to approximately 4 active silica exposure cases. In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs. We believe that our level of existing and available insurance coverage combined with various open indemnities is sufficient to cover any exposure to silicosis-related expenses. Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

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

Omnibus Amendments to Stock Option Agreements

On October 28, 2016, the Compensation Committee of the Board of Directors (the “Committee”) approved omnibus amendments to outstanding stock option agreements granted under the Company’s 2006 Long Term Incentive Compensation Plan (the “2006 Plan”) and 2010 Stock Option Plan (the “2010 Plan”). After a review of the terms of the Company’s equity awards in light of general market practices, the Committee amended the outstanding stock option agreements to further align them with the market.

The omnibus amendment for the stock options granted under the 2006 Plan modifies the outstanding stock option agreements by allowing optionholders (or their beneficiaries) to (i) exercise the stock options during the one-year period following the optionholder’s death or disability and (ii) exercise their options for the remaining term of the option if he or she retires from the Company. For this purpose, retirement is defined as a voluntary termination of employment after attaining age 55 and providing at least 10 years of service. All stock options granted under the 2006 Plan are fully vested, so no changes were made to the options’ vesting terms.

The omnibus amendment for the stock options granted under the 2010 Plan modifies the outstanding stock option agreements by providing that, upon an optionholder’s retirement (which is a voluntary termination of employment after attaining age 55 and providing at least 10 years of service), the stock options will continue to vest as if the optionholder remained employed with the Company and the option will not expire until its original expiration date. In addition, under the omnibus amendment, if an optionholder dies or becomes disabled, any portion of the option that would have vested during the one-year period following such death or disability will vest and become exercisable.

In addition, the Committee approved the Amended and Restated Omnibus Amendment to Stock Option Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (the “Omnibus Amendment”). This amendment and restatement was adopted to clarify that certain provisions of more recently granted stock option agreements were not inadvertently replaced by the Omnibus Amendment. The substantive terms of the original Omnibus Amendment were not changed.

The foregoing description of the omnibus amendments does not purport to be complete and is qualified in its entirety by reference to the Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2006 Long Term Incentive Compensation Plan, the Stock Option Agreements under FMSA Holdings Inc. 2010 Stock Option Plan, and the Amended and Restated Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2014 Long Term Incentive Plan, a copy of each is attached hereto and filed herewith as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively.

ITEM 6.	EXHIBITS

The Exhibits to this Quarterly Report on Form 10-Q are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	November 3, 2016

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

Exhibit No.	Description

10.1*	Omnibus Amendment, dated October 28, 2016, to the FMSA Holdings Inc. 2006 Long Term Incentive Compensation Plan.

10.2*	Omnibus Amendment, dated October 28, 2016, to the FMSA Holdings Inc. 2010 Stock Option Plan.

10.3*	Amended and Restated Omnibus Amendment, dated October 28, 2016, to the FMSA Holdings Inc. 2014 Long Term Incentive Plan.

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1*	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2*	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1*	Mine Safety Disclosure Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document