Form 10-K
period 2016-12-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2017-03-09
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the last sales price, $7.71 as reported on the New York Stock Exchange, of such common stock as of the closing of trading on June 30, 2016:  $549,912,304

Number of shares of Common Stock outstanding, par value $0.01 per share, as of March 2, 2017:  223,863,231

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K	Certain sections of the Proxy Statement for the 2017 Annual Meeting of Stockholders of Fairmount Santrol Holdings Inc.

Fairmount Santrol Holdings Inc. and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties.  All statements other than statements of historical fact included in this Report are forward-looking statements.  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the price of oil and gas and the level of activity in the oil and gas industries;
•	the level of cash flows generated to provide adequate liquidity to meet our working capital needs, capital expenditures, and our lease and debt obligations;
•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;
•	changes to leased terminal arrangements impacting our distribution network and ability to deliver our products to our customers;
•	actions of our competitors, including, but not limited to, their ability to increase production capacity to levels which cause an imbalance in supply and demand resulting in lower market prices;
•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•	fluctuations in demand and pricing for raw and coated sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	continuing pressure on market-based pricing;
•	lower of cost or market inventory adjustments and/or obsolete inventory due to lower proppant demand from the oil and gas industry;
•	our ability to protect our intellectual property rights;
•	our ability to continue to commercialize Propel SSP® proppants;
•	our ability to succeed in competitive markets;
•	loss of, or reduction in, business from our largest customers;
•	our exposure to the credit risk of our customers and any potential material nonpayments, bankruptcies, and/or nonperformance by our customers;

•

our transactions in, and operating subsidiaries with, functional currencies other than the U.S. dollar.  We are exposed to fluctuations in exchange rates of these currencies compared to the U.S. dollar, which is the primary currency in which we operate.  These fluctuations may be significant, and may not be fully mitigated by risk management techniques, such as foreign currency hedging;

•	changes in U.S. or international political or economic conditions, could adversely impact our operating results;
•	fluctuations in demand for industrial and recreational sand;
•

operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•

our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales, which currently supplies a large majority of our Northern White™ frac sand and a portion of our Industrial & Recreational Products (“I&R”) segment sand sold into our markets;

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

•	the potential impairment of our property, including our mineral reserves, plant, equipment, goodwill, and intangible assets as a result of market conditions;
•	substantial indebtedness, lease and pension obligations;
•	restrictions imposed by our indebtedness and lease obligations on our current and future operations;
•	the accuracy of our estimates of our mineral reserves and our ability to mine them;
•	substantial costs related to mines, coating facilities, and terminals that have been closed;
•	potential disruption of our operations due to severe weather conditions, such as wind storms, ice storms, tornadoes, electrical storms, and floods, which occur in areas where we operate;
•	a shortage of skilled labor and rising labor costs in the mining industry;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;
•	our ability to attract and retain key personnel;
•	our ability to maintain satisfactory labor relations;
•	silica-related health issues and corresponding litigation;
•	our ability to maintain effective quality control systems at our mining, processing and production facilities;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	failure to comply with the provisions of the Foreign Corrupt Practices Act (“FCPA”);
•	the impact of a terrorist attack or armed conflict;
•	cybersecurity breaches;
•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

ITEM 1.  BUSINESS

Our Company

Business Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells.  Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the I&R markets.

As one of the industry leaders, our asset base at December 31, 2016 included 742 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  Due to the conditions in the oil and gas markets, we have adjusted our operational footprint to minimize our costs and consolidate into the lowest-cost footprint possible and continue to make cost reductions.  As of March 2017, we have 10 sand processing facilities (8 of which are active) with 16.8 million tons of annual sand processing capacity.  We re-opened our Menomonie, Wisconsin facility at the end of the third quarter 2016 and restarted our Brewer, Missouri and Maiden Rock, Wisconsin facilities in early 2017, primarily to serve the increased demand in the proppant market.  We also have 9 coating facilities (5 of which are active) with 2.3 million tons of annual coating capacity.

As one of the nation’s longest continuously operating mining organizations, we have developed a strong commitment to environmental stewardship and to the three pillars of Sustainable Development:  People, Planet and Prosperity.  Our strong commitment to safety is reflected in the health and safety of our employees and is illustrated by our achieving a consistently low recordable incident rate among our similarly sized industrial sand competitors as well as one of the lowest rates for all those reporting in the Industrial Mining Association of North America.  Since 2011, our employees have demonstrated our commitment to our communities by donating over 76,000 hours of company-paid volunteer hours, as well as significant personal volunteer hours, into the communities in which we live and operate.  We are focused on environmental stewardship, and 27 of our facilities now generate zero waste to landfills.  Additionally, we executed upon annual initiatives to reduce our carbon emissions and have planted nearly 500,000 trees since 2011 in order to offset our remaining Tier I and Tier 2 emissions.  We believe adhering to sustainable development principles is not only the right thing to do, but also results in a higher level of engagement and commitment from our employees, better relationships with our communities and, as a result, a stronger base from which to pursue profitable growth over the long-term.  Abiding by these guiding principles, our corporate motto is “Do Good.  Do Well.”

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

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 41 proppant distribution terminals and a fleet of approximately 10,000 railcars, which includes 1,195 customer railcars, considering car returns that took place throughout the year and subleases.  Our unit train capabilities include four production facilities and nine in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.  In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at five transloading terminals in 2016.

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

In 2016, our Proppant Solutions segment sold 6.4 million tons of proppant with revenues of $416.1 million (78% of total company revenues) and gross profit of $26.5 million.  This represents an increase of 3%, a decrease of 41%, and a decrease of 85%, respectively, from 2015.  Proppants represented approximately 86% and 91% of total company revenues for 2015 and 2014, respectively.  For 2016, our I&R segment had sales volume of 2.5 million tons with revenues of $118.9 million and gross profit of $48.8 million, which represents increases of 9% on volume and gross profit, respectively, from 2015.  Revenues were relatively flat to 2015.

Corporate History

We were incorporated as a Delaware corporation in 1986.  Our predecessor companies began operations over 120 years ago.  On October 3, 2014, we completed an Initial Public Offering.  We are listed under the ticker symbol “FMSA” on the New York Stock Exchange.

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

The low relative cost and special properties of monocrystalline silica — chemistry, purity, grain size, color, inertness, hardness, and resistance to high temperatures — make it critical to a variety of industries and end-use markets, including the production of molds and cores for metal castings, glass production, and the manufacturing of building products.  In particular, monocrystalline silica is a key input in the hydraulic fracturing techniques used in the development of oil and gas resource basins.

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

Most frac sand is shipped in bulk from the processing facility to customers by truck, rail or barge.  Because transportation costs may represent a significant portion of the overall delivered product cost, shipping in large quantities, particularly when shipping over long distances, provides a significant cost advantage to the suppliers, which highlights the importance of rail or barge access for low cost delivery.  As a result, facility location and logistics capabilities are an important consideration for suppliers and customers.  In addition, we believe that, over time, the largest proppant customers would prefer to consolidate their purchases across a smaller group of suppliers with robust logistics capabilities and a broad offering of high performance proppants.

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

There are three primary types of proppant that are utilized in the hydraulic fracturing process: raw frac sand, coated sand and manufactured ceramic beads.  Customers choose among these proppant types based on the geology of the reservoir, expected well pressures, proppant flowback concerns, and product cost.  Given the price differences between the various proppant products and well-specific considerations, E&P companies are continually evaluating the optimal mix of lower-cost, lower-conductivity frac sand and higher-cost, higher-conductivity coated sand and ceramics in order to best address the geology of the well and to maximize well productivity and economic returns.

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

Starting in the fourth quarter of 2014 and continuing into mid-2016, the growth rate of global oil supply outpaced that of oil demand.  As a result, various operators have cut back on drilling and capital programs, resulting in significantly reduced rig counts.  According to Baker Hughes rig count data, United States horizontal land rig counts have fallen from an average of 730 rigs throughout 2015 to an average of 400 rigs in 2016.  During 2016, horizontal land rigs in the United States ranged from a low point of 310 rigs in the second quarter to over 530 by the end of the year.  This volatility and cyclicality in horizontal rig counts has resulted in market uncertainty and reduced drilling activity and demand for proppants throughout the year.  Further, since 2014, average crude oil prices have dropped over $50 per barrel causing E&P companies to seek ways to reduce operating costs, which has further reduced demand for our value-added products such as coated proppants.  We believe that the completion of wells that have been drilled and increased proppant usage per well will continue to help partially offset reduced demand for proppants from lower drilling activity in 2016 and beyond.  Towards the end of 2016 into early 2017, the price of oil has stabilized and the United States horizontal land rig counts have increased showing potential signs of market stabilization.

Proppant Industry Supply Trends

To keep pace with rapidly growing demand, the available supply of proppant increased in 2014 through new entrants and capacity expansions of existing suppliers.  Due to the industry factors noted above, there continued to be downward pressure on the selling price of proppants, as well as the closing or idling of industry capacity in 2015 into early 2016.  This trend began to reverse in the second half of 2016, where demand and pricing of proppants has begun a gradual recovery and customers are beginning to focus on long-term availability of proppant supply.  The effectiveness of additional market supply also will be impacted by the suppliers’ ability to deliver product cost effectively where customers want it.  Certain basins, such as the Permian in West Texas and New Mexico, have been particularly active and suppliers of proppant are actively attempting to provide lower-cost sources of supply that can be efficiently delivered to these areas.

Our Proppant Products

We offer proppant products in each of the most common API-specified proppant categories, which we believe address a vast majority of the proppant market.  All revenues in our Proppant Solutions segment are derived from these products in each of 2016, 2015, and 2014.

Northern White Frac Sand.  Our Northern White frac sand is mined from deposits located in our Illinois, Wisconsin, Missouri, and Minnesota facilities.  These reserves are generally characterized by high purity, significant roundness and sphericity, and low turbidity.  All of our Northern White raw sand proppant products meet the standards set by the API.

API-Spec Brown Frac Sand.  Our API-spec brown sand reserves are located in Texas and marketed under the name Texas Gold® frac sand.  Our Texas Gold® frac sand has lower crush resistance than our Northern White frac sand, but it is an effective solution for low pressure wells.  These reserves are in close proximity to major oil and gas producing basins in Texas, including the Eagle Ford Shale and the Permian Basin, which provides them with a significant transportation cost advantage relative to API-spec frac sand sourced from more distant locations.

Coated Proppant.  We coat a portion of our API-spec produced sand with resin to enhance its performance as a proppant using proprietary resin formulations and coating technologies.  Our coated proppants are generally used in higher temperature and higher pressure well environments and are marketed to end users who require increased conductivity in higher pressure wells, high crush resistance, and/or enhanced flow back control in order to enhance the productivity of their wells.

Our coated sand products are sold as both tempered (or pre-cured) and curable (or bonding) products.  Curable coated sand bonds down hole as the formation heat causes neighboring coated sand grains to polymerize with one another locking proppant into place.  This prevents proppant from flowing back out of the fracture when the oil or natural gas well commences production.  For certain resin products, the resin’s chemical properties are triggered by the introduction of an activator into the frac fluid.  We formulate, manufacture, and sell activators, which work with the specific chemistry of our resins.  Tempered products do not require activation because they are not intended to bond, rather bring additional strength to the proppant.

We manufacture proprietary coatings designed to address the evolving needs of our customers, and have continued to invest in our research and development and technical marketing capabilities to maximize the sales of our coated products.  We also coat ceramic product purchased from third-party suppliers.  This product is marketed as HyperProp® proppants and has the strength characteristics of ceramic and the flowback performance characteristics of coated sand.

Proprietary Performance Products

Propel SSP®.  Our patented Propel SSP® product utilizes a polymer coating applied to a proppant substrate.  Upon contact with water, the coating hydrates and swells rapidly to create a hydrogel around the proppant substrate.  The hydrogel layer, which is primarily water, is attached to the proppant particle and provides a nearly threefold increase in the hydrostatic radius of the proppant.  Test results indicate that the lower specific gravity allows greater volumes of proppant and/or coarser mesh sizes coated with the Propel SSP® product to be carried deep into the fracture, which in turn allow more hydrocarbons to escape into the wellbore.  As a result, field trials have shown a variety of benefits, including increased production, decreased use of fluids, and reduced pumping time.

Our Product Delivery

We have established an oil and gas logistics network that we believe is highly responsive to our customers’ needs.  One of the most important purchasing criteria of our proppant customers is our ability to deliver the products our customers demand at their desired time and location.  We believe we have one of the industry’s largest distribution footprints with 41 active oil and gas distribution terminals.  We also have a railcar fleet of approximately 10,000 railcars as of December 31, 2016, providing us the flexibility for delivering product to our locations in-basin when customers require it.  We believe we are one of the few proppant producers capable of Class I railroad deliveries to each of North America’s major oil and gas-producing basins.  In 2016, we shipped approximately 75% of our North American proppant volume through our terminal network.

The ability to ship proppant through unit trains (a train in which all cars carry the same commodity and are not split up or stored en route) is becoming increasingly important in order to cost-effectively provide the large quantities of product required by evolving well completion methods.  We have unit train capabilities at four of our production facilities and nine of our destination terminals and shipped over 330 unit trains of product in 2016.  The production unit train capability allows our customers that prefer to purchase the product FOB plant to efficiently ship the proppant to their own facilities.

By the end of the third quarter of 2016, we completed negotiations with certain railcar lessors and paid approximately $9.8 million in fees that resulted in reductions to current railcar operating lease payments, in some cases in exchange for consideration including an extension of the lease terms.  In addition, railcar purchase commitments in 2017 and 2018 approximating $49.5 million were cancelled and $136.5 million of purchase commitments were deferred.  Please see further detail in Note 18 of our consolidated financial statements in the Annual Report on Form 10-K.

I&R Industry Trends

Demand in the I&R end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.  The economic downturn beginning in 2008 decreased demand in the foundry, building products, and glassmaking end markets, however, the recent economic recovery has significantly increased demand in these same end markets.  The primary end markets served by our I&R segment are foundry, building products, sports and recreation, glassmaking, and filtration.  All revenues in our I&R segment are derived from the following products in each of 2016, 2015, and 2014.

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

Our extensive production experience and technical knowledge of the foundry industry have driven several industry advances.  For example, we have developed our Signature Series™ of low smoke, low odor coated sands that provide lower overall emissions while providing a safer and more favorable work environment.  Our expertise with coated sands enables us to provide coated sand for molds and cores where exceptional dimensional accuracy and surface finish are required.  An example is TruCoat™, which has been engineered to dramatically lower in-plant smoke, odor, and emissions as well as deliver superior performance making TruCoat™ one of the most environmentally sound products on the market.

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

Sports and Recreation.  We are a leading supplier of various turf and landscape infill products to contractors, municipalities, nurseries, and mass merchandisers.  Our turf-related products are used in multiple major sporting venues, including First Energy Stadium and Progressive Field in Cleveland, Ohio, PNC Park in Pittsburgh, Pennsylvania, and Notre Dame Stadium in Notre Dame, Indiana.  In addition, we are a significant supplier of bunker sand, top dressing sands, and all-purpose sands to golf courses and landscape contractors throughout North America.  Our sands are also supplied to horse tracks and training facilities.  We also provide colored sand to a variety of major retailers for use as play sand and arts and crafts.

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

Raw Materials

Our products are dependent on the availability of certain raw materials, including natural gas or propane, resins and additives, bagging supplies, and other raw materials.  These are readily available from a variety of sources and we are not dependent on any one supplier of raw materials.

Our Customers

Since our inception, we have remained focused on developing and sustaining a loyal, diversified customer base.  Currently, we maintain long-term contracts with many of the largest North American oilfield service companies.  We believe the strength of our customer base is driven by our collaborative approach to product innovation and development, reputation for high-quality products, and extensive logistics network.  Certain of our top customer relationships date back over 30 years.  We have approximately 75 customers for our oil and gas proppants and over 830 customers across all our end markets.  For the years ended December 31, 2016 and 2015, our top two customers, Halliburton and FTSI, collectively, accounted for approximately 42% and 43%, respectively, of our total sales revenues.

We primarily sell products under supply agreements with terms that vary by contract.  Certain of the agreements require the customer to purchase a specified percentage of its proppant requirements from us.  Other agreements require the customer to purchase a minimum volume of proppant from us.  These minimum volume contracts typically include a “take-or-pay” or “take-or-penalty” provision which triggers certain penalties if the purchased volume does not meet the required minimums.  Specific custom orders are generally filled upon request, and backlog is not a material factor.

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

The table below summarizes some of our most significant product innovations:

Innovation	Year	Result
Propel SSP® 350 Products	2016	Accomplishes the same results as the original SSP technology when faced with brackish, sea, or produced water
CoolSet® Proppants	2014	Eliminates need for an activator for well temperatures as low as 100°F
TrueSet™ Proppants	2016

Provides effective flowback control and enhanced production, ideal for downhole temperatures between 150-300°F, does not require an activator, compatible with standard frac fluids and break technologies

PowerProp® Proppants	2010	Technology that delivers strength and performance characteristics similar to a light-weight ceramic (patent-pending)
Bio-based Binder System	2010	Technology for use in metal casting industry (patent-pending)
Bio-Balls® Ball Sealers	2006	Water soluble ball sealers that are environmentally safe and do not require retrieval after treatment
Encapsulated Curable Proppant	1997	High performance coated proppant used in flow-back control
Dual Coat Technology	1995	Dual coat curable coated sand for enhanced conductivity and flowback control

During 2016, 2015, and 2014, we spent $3 million, $5 million, and $6 million, respectively, on research and development.

Propel SSP® products continue to undergo extensive field trials with key customers with successful results (increased productivity and reduced operating costs).  Propel SSP® products rely on a hydrogel polymer coating attached to a proppant substrate.  When mixed with water, the coating hydrates and swells rapidly to create a hydrogel around the proppant substrate, which provides a nearly threefold increase in the hydrostatic radius of the proppant.  Lab results show that the lower specific gravity, while maintaining crush strength, allows greater volumes of proppant and/or coarser mesh sizes coated with Propel SSP® products to be carried deep into the fractures, in turn allowing more hydrocarbons to flow into the wellbore.  This technology reduces or eliminates the need for certain frac fluid additives, including friction reducer, guar gum, and crosslinkers, which are used to enhance the transport of proppants into the geologic formation.  Extensive field tests have shown the benefits of Propel SSP® products, including increased initial production, reduced fluid usage, and reduced pumping time.  Propel SSP® 350 products can now accomplish the same results in hard water.

Competition

There are numerous large and small producers in all sand producing regions of the United States with whom we compete.  Our main competitors in the raw frac sand market include Badger Mining Corporation, CARBO Ceramics, Inc., Emerge Energy Services LP, Hi-Crush Partners LP, Preferred Sands LLC, Smart Sand Inc., Unimin Corporation, and U.S. Silica Holdings, Inc.  Many new entrants to the raw frac sand market compete on an FOB-plant basis and lack comparable transportation infrastructure to meet customer demands in-basin.  Our main competitors in the coated products market include Atlas Resin Proppants LLC, CARBO Ceramics, Momentive Performance Materials Inc., Unimin Corporation, Preferred Sands LLC, and U.S. Silica Holdings, Inc.  The most important factors on which we compete in both markets are product quality, performance, sand and proppant characteristics, transportation capabilities, proximity of supply to well site, reliability of supply, and price.  Our largest competitors across both markets are U.S. Silica Holdings, Inc., Unimin Corporation, and Badger Mining

Corporation (which owns Atlas Resin Proppants LLC).  We believe we are uniquely positioned to utilize our scale of raw sand production to supply high-quality substrate for coated products and leverage our transportation infrastructure for reliable delivery in-basin.

Due to increased demand for sand based proppants in the years leading up to the end of 2014, there had been an increase in the number of frac sand producers.  Moreover, as a result of this increased demand, existing frac sand producers have added to or expanded their frac sand production capacity, thereby increasing competition.  Demand for sand-based proppants is closely linked to proppant consumption patterns for the completion of oil and natural gas wells in North America.  These consumption patterns in a particular basin are influenced by numerous factors, including the price of hydrocarbons, the drilling rig count, and hydraulic fracturing activity levels, including the number of stages completed and the amount of proppant used per stage.  Further, these consumption patterns are also influenced by the location, quality, selling price and availability of sand-based proppants and other types of proppants such as ceramic proppant.  Selling prices for sand-based proppants vary by basin and are determined based on supply and demand dynamics within each basin.

As a result of increasing global supply of oil, the demand for proppant has decreased since the end of 2014 and through 2016, resulting in proppant oversupply and downward pressure on proppant selling prices.  This caused some proppant producers to exit the market and others, including us, to adjust operations and minimize costs.  Towards the end of 2016 into early 2017, the price of oil has stabilized and the United States horizontal land rig counts have increased showing potential signs of market stabilization.

Competitors in the I&R markets include some of our larger proppant competitors such as Unimin Corporation and U.S. Silica Holdings, Inc. but also typically include smaller, local or regional producers of sand and gravel.

Employees

As of December 31, 2016, we employed a workforce of 744 employees.  We believe our culture of “People, Planet and Prosperity” has enabled us to achieve a long-tenured workforce and good relations with our workforce.

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

As of December 31, 2016, approximately 138 of our domestic employees are parties to collective bargaining contracts.  We believe we have strong relationships with and maintain an active dialogue with union representatives.  We have historically been able to successfully extend and renegotiate collective bargaining agreements as they expire.

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

Intellectual Property

Our intellectual property consists primarily of patents, trade secrets, know-how, trademarks, including our name Fairmount Santrol™ and products, including, but not limited to PowerProp®, Propel SSP®, HyperProp®, and CoolSet®.  We hold numerous U.S. and foreign-granted patents that are still in force as well as many U.S. and foreign patent applications that are still pending.  We own patents in most of our major, differentiated proppant product lines.  We have not granted any third-party rights with respect to our patents.  The majority of our patents have an expiration date after 2025.  In early 2016, we received a patent on certain of the Propel SSP® proppant technology and have additional patents pending.  With respect to trade secrets and know-how, our extensive experience with a variety of different products enables us to offer our customers a wide range of proppants for their particular application.

ITEM 1A.  RISK FACTORS

An investment in our securities involves significant risks.  You should carefully consider the risks described below, together with the financial and other information contained in this Report, as well as the information discussed under the section entitled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in evaluating us, our business and your investment in us.  If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected.  As a result, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

Our business and financial performance depend on the level of activity in the oil and gas industries.

Approximately 78% of our revenues for the year ended December 31, 2016 were derived from sales to companies in the oil and gas industry.  As a result, our operations are materially dependent on the levels of activity in oil and gas exploration, development, and production.  More specifically, the demand for the proppants we produce is closely related to the number of oil and gas wells completed in geological formations where sand-based proppants are used in fracturing activities.  These activity levels are affected by both short- and long-term trends in oil and gas prices, among other factors.

In recent years, oil and gas prices and, therefore, the level of exploration, development, and production activity, have experienced significant fluctuations.  Worldwide economic, political, and military events, including war, terrorist activity, events in the Middle East, and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”) and other large non-OPEC producers have contributed, and are likely to continue to contribute, to price and volume volatility.  In 2016, OPEC producers reached an agreement to limit production through May 2017, which contributed to an increase in global oil and gas prices.  However, this limit is voluntary and political and other issues may create varying degrees of adherence to this limitation, which could cause volatility and price fluctuations in the demand for oil and gas.

Despite the pricing rebound in the latter half of 2016, prices were still not at sustainable levels and remain subject to volatility.  A return to a reduction in oil and gas prices would generally depress the level of oil and gas exploration, development, production, and well completion activity and may result in a corresponding decline in the demand for the proppants we produce.  Such a decline would have a material adverse effect on our business, results of operations, and financial condition, and we may not be able to meet our debt obligations.  The commercial development of economically-viable alternative energy sources could have a similar effect.  In addition, certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development, including the repeal of the percentage depletion allowance for oil and gas properties, may be eliminated as a result of proposed legislation.  Any future decreases in the rate at which oil and gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position.

Although our indebtedness has been significantly reduced in 2016, it continues to be substantial and increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness, or refinance that indebtedness on favorable terms.  As of December 31, 2016, we had approximately $843.0 million of outstanding long-term debt due in September 2019.  Our indebtedness could have other important consequences and significant effects on our business.  For example, it could:

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

Transportation and handling costs are a significant component of the total delivered cost of our products.  In many instances, transportation costs can represent 70% to 80% of the delivered cost of frac sand.  The high relative cost of transportation could favor suppliers located in close proximity to the customer.  In addition, as we continue to expand our sand-based proppant production, we will need increased investment in transportation infrastructure, including terminals and railcars.  We contract with truck, rail, ship, and barge services to move sand-based proppants from our production facilities to distribution terminals.  Labor disputes, derailments, adverse weather conditions or other environmental events, increased railcar congestion, and other changes to rail freight systems could interrupt or limit available transportation services or result in a significant increase in transportation service rates.  Increased costs resulting from these types of events that we are not able to pass on to our customers could impair our ability to deliver our products economically to our customers or to expand our markets.  Accordingly, because we are so dependent on rail infrastructure, if there are disruptions of the rail transportation services utilized by us or our customers, and we or our customers are unable to find alternative transportation providers to transport our products, our business and results of operations could be adversely affected.  Further, declining volumes could result in additional railcar over-capacity, which would lead to railcar storage fees while, at the same time, we would continue to incur lease costs for those railcars in storage.

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

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities.  A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility.  Furthermore, state and local governments could impose a moratorium on mining operations in certain areas.  Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, including air permits for our coated manufacturing, and water rights or approvals, which we may not receive in a timely manner or at all.  In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract, the mineral reserves to which we have mining rights.

We may be adversely affected by decreased or shifted demand for sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing.

Frac sand and coated sand are proppants used in the completion and re-completion of oil and gas wells through the process of hydraulic fracturing.  A significant shift in demand from sand-based proppants to other proppants, or a shift in demand from higher-margin sand-based proppants to lower-margin sand-based proppants, could have a material adverse effect on our business, financial condition, and results of operations.  The development and use of new technology for effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the sand-based proppants we produce and could have a material adverse effect on our business, financial condition, and results of operations.

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

Any greenfield development or expansion project requires us to spend substantial capital and obtain numerous state and local permits.  A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could prevent us from pursuing the development or expansion project.  In addition, if the demand for our products declines during the period we experience delays in raising capital or completing the permitting process, we may not realize the expected benefits from our greenfield facility or expansion project.  Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect.  The inability to complete greenfield development or expansion projects or to complete them on a timely basis and in turn grow our business could adversely affect our business and results of operations.

We rely upon trade secrets, contractual restrictions and patents to protect our proprietary rights.  Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property.  Because of the technical nature of our business, we rely on patents, trade secrets, trademarks, and contractual restrictions to protect our intellectual property rights, particularly with respect to our coated products.  The measures we take to protect our trade secrets and other intellectual property rights may be insufficient.  Failure to protect, monitor, and control the use of our existing intellectual property rights could cause us to lose our competitive advantage and incur significant expenses.  It is possible that our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies.  In such case, our trade secrets would not prevent third parties from competing with us.  As a result, our results of operations may be adversely affected.  Furthermore, third parties or our employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations.  Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

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

The development and marketing of Propel SSP® products may prove to be unsuccessful.

The technology supporting Propel SSP® products is still being proven through field trials.  Although the results of field trials have been encouraging, and one customer in particular is using Propel SSP® products on a commercial basis in all of its wells, additional testing ultimately may demonstrate that the product is ineffective or not commercially viable.  A return to or a prolonged decline in the oil and gas market may make the adoption of higher-value products, such as Propel SSP® products, more difficult.  Additionally, competitive products could be developed and marketed.  A failure to capitalize on Propel SSP® products in commercial application would result in a significant unrecouped investment and the failure to realize certain anticipated benefits, each of which could have a material adverse effect on our business, financial condition, and results of operations.  For more information on Propel SSP® products, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

Our future performance will depend on our ability to succeed in competitive markets, and on our ability to appropriately react to potential fluctuations in demand for and supply of sand-based proppants.

We operate in a highly competitive market that is characterized by several large, national producers and a larger number of small, regional or local producers.  Competition in the industry is based on price, consistency and quality of product, site location, distribution capability, customer service, reliability of supply, breadth of product offering, and technical support.  In the proppant business, we compete with producers such as Badger Mining Corporation, CARBO Ceramics Inc., Emerge Energy Services LP, Hi-Crush Partners, LP, Momentive Performance Materials Inc., Preferred Sands LLC, Smart Sand Inc., Unimin Corporation, and U.S. Silica Holdings, Inc.  Certain of our large competitors may have greater financial and other resources than we do, may develop technology superior to ours or may have production facilities that are located closer to key customers than ours.

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

For the year ended December 31, 2016 and 2015, our top two proppant customers, Halliburton and FTSI, collectively accounted for approximately 42% and 43% of our sales, respectively.  These customers may not continue to purchase the same levels of our sand-based proppants in the future due to a variety of reasons.  Over the course of our relationships, we have sold proppant to Halliburton and FTSI on a purchase order basis and pursuant to supply agreements.  We currently have supply agreements with both customers that contain customary termination provisions for bankruptcy related events and uncured breaches of the applicable agreement.  If any of our major customers substantially reduces or altogether ceases purchasing our sand-based proppants and we are not able to generate replacement sales of sand-based proppants into the market, our business, financial condition, and results of operations could be adversely affected for a short-term period until such time as we generate replacement sales in the market.

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

For the year ended December 31, 2016, approximately 81% of our total volumes were produced at our Wedron Silica Facility.  As of March 2017, this facility accounts for approximately 50% of our annual sand processing capacity and approximately 50% of our annual coating capacity.  A casualty event or other adverse event affecting the production at this plant, including adverse developments due to catastrophic events or weather (including floods, windstorms, ice storms, or tornadoes), adverse government regulatory impacts, private actions by residents of Wedron or surrounding communities, decreased demand for the products this plant produces, adverse developments affecting this plant’s customers, or transportation-related constraints, could have a material adverse effect on our business, financial condition, and results of operations.

The manufacture of coated proppants is an important process for us and is dependent on the availability of raw materials.

If we are unable to secure adequate, cost effective supply commitments for the raw materials associated with coated proppants our ability to sell this product to the marketplace at profitable margins may be adversely impacted.  Decreased sales of coated proppants or the inability to control the costs associated with manufacturing and distribution of these products could have a material adverse effect on our business, financial condition, and results from operations.

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

A significant amount of capital expenditures would be required to grow our production capacity.  If prices for the products we produce were to decline for an extended period of time, if the costs of our acquisition and development opportunities were to increase substantially or if other events were to occur which reduced our sales or increased our costs, we may be required to borrow in the future to enable us to finance the expenditures necessary to replace the reserves we extract.  The cost of the borrowings and our obligations to repay the borrowings could have important consequences to us, because:

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

Natural gas is the primary fuel source used for drying sand in the production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties.  The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, other oil and gas producers, regional production patterns, and environmental concerns.  Furthermore, utility companies could enforce natural gas curtailments which affect our operations.  In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part.  In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue.  For example, during the year ended December 31, 2016, the monthly closing price of natural gas on the New York Mercantile Exchange ranged from a high of $3.23 per million British Thermal Units (“BTUs”) to a low of $1.71 per million BTUs.

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

As of December 31, 2016, various labor unions represented 18% of our domestic employees.  If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages, or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs, or benefits paid to our employees.  An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition, and results of operations.

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

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of December 31, 2016, we were subject to approximately five active silica exposure claims.  Almost all of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Texas, Mississippi, and Illinois, although cases have been brought in many other jurisdictions over the years.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the defense costs.  If the litigants prevail and our insurance coverage or indemnities prove to be insufficient or unavailable, it could have a material adverse effect on our business, financial condition, and results of operation.

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

In December 2015, we were notified by the Securities and Exchange Commission (the “SEC”) that the Company was being investigated for possible violations of the FCPA and other securities laws relating to matters concerning certain of our international operations.  We had previously retained outside legal counsel to investigate the subject matter of the SEC’s investigation, and at that time, determined that no further action was necessary.  On November 3, 2016, we were notified by the SEC that the SEC staff completed this investigation and that the SEC does not intend to pursue enforcement action against the Company.

In addition, our international operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

•	global economic conditions;
•	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization, and expropriations of assets;
•	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities, and assessment of additional taxes, penalties, and/or interest;
•	civil unrest;
•	acts of terrorism;
•	devaluations and other fluctuations in currency exchange rates;
•	the impact of inflation; and
•	difficulty in repatriating foreign currency received in excess of the local currency requirements.

Significant impairment losses related to goodwill, intangibles, and other assets could have a material adverse effect on our business, financial condition, and results of operation.

We assess the impairment of goodwill, intangibles, and other assets at least annually and also whenever events or changes in circumstances indicate that these assets may be impaired.  In 2015, we recorded an impairment of goodwill in our Proppant Solutions segment of $69.2 million.  In 2016, we recorded impairment of assets in our Proppant Solutions segment of $56.9 million as well as impairment of corporate assets of $30.5 million.  Any significant impairment of goodwill, intangibles, or other assets could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Ownership of Our Common Stock

The concentration of our capital stock ownership among our largest stockholders and their affiliates could limit your ability to influence corporate matters.

As of December 31, 2015, the AS Group indirectly owned approximately 44.1% of our outstanding common stock.  In December 2016, the AS Group sold 23 million shares, or 22.6% of our common stock, in a secondary public offering.  As a result of the transaction, the AS Group indirectly owns approximately 21.5% of our outstanding common stock as of December 31, 2016. Our management, directors, and other employees own a substantial portion of the remainder of our stock.  As a result, the portion of our stock held by the balance of the investing public taken as a whole is approximately 48% as of March 2, 2017.  Consequently, our management and employees will continue to have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

In addition to the risks described in this section, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating and financial performance;
•	quarterly variations in the rate of growth of our financial indicators, such as revenues, EBITDA, net income, and net income per share;
•	actions taken by our competitors;
•	the public reaction to our press releases, our other public announcements, and our filings with the SEC;

•	strategic actions by our competitors;
•	our failure to meet revenue or earnings estimates by research analysts or other investors;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	the failure of research analysts to cover our common stock;
•	sales of our common stock by us, the selling stockholders, or other stockholders, or the perception that such sales may occur;
•	changes in accounting principles, policies, guidance, interpretations, or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices, sand-based proppants, or industrial and recreational sand-based products;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

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

Future sales of our common stock by significant shareholders, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.  As of March 2, 2017, we had 223,863,231 shares of common stock outstanding.  A substantial number of these shares of common stock are freely tradable without restriction under the Securities Act.  However, any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, will be considered restricted or control shares under the Securities Act.  Restricted or control shares may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.  If a large number of these shares are sold on the open market, the price of our common stock could decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Reserves

We control one of the largest bases of silica sand reserves in the United States.  From our reserves, we are able to produce a large selection of high-purity silica sand, lake sand, coated sand, silica gravel, and other specialty sands.

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

We estimate that the company has approximately 742.0 million tons of proven recoverable mineral reserves as of December 31, 2016.  Additional probable but not proven reserves are considered immaterial.  Mineral reserve estimated quantities and characteristics at our properties are overseen by our internal geologists and engineers and validated by third party consulting company, GZA GeoEnvironmental, Inc.

Summary of Reserves

The following table provides information on each of our sand mining facilities.  Included is the location and area of the facility; the type, amount, and ownership status of its reserves and whether or not they meet API standards; and the primary end markets that it serves:

Active Mines	Acres Owned / Leased		API	Proven Reserves In-Situ (Thousand Tons )	Estimated Recovery Percentages	Primary End Markets
API White
Wedron, IL	1,992 0	O L	API White	231,990	80%	proppant, glass, foundry, specialty products
Brewer, MO	353 0	O L	API White	32,541	80%	proppant, glass, foundry
Maiden Rock, WI	987 576 377	O OM L	API White	25,367	70%	proppant, glass, foundry
Menomonie, WI	2 366	O L	API White	23,917	75%	proppant, glass, foundry, specialty products
API Brown
Voca, TX	1,962 0	O L	API Brown	189,707	50%	proppant, glass, foundry
Non-API
Chardon, OH	623 0	O L	Non-API	16,777	80%	glass, turf, landscaping, construction, filler/extender, foundry, industrial, proppant, filtration
Beaver, OH	91 216	O L	Non-API	12,542	75%	turf, landscaping, industrial
Development Stage
Katemcy, TX	848 0	O L	API Brown	113,278	50%	potential to serve proppant, glass, foundry
Diamond Bluff, WI	10 2,674	O L	API White	44,539	70%	potential to serve proppant, glass, foundry
Inactive
Bay City, WI	40 322 1,131	O OM L	API White	19,251	70%	proppant, glass, foundry
Shakopee, MN	93 115	O L	API White	14,439	80%	proppant, glass, foundry, specialty products
Harrietta, MI	255 86	O L	Non-API	11,087	75%	foundry, construction
Grand Haven, MI	143 0	O L	Non-API	6,555	85%	N/A
Total				741,990

Descriptions of Sand Facilities

As of December 31, 2016, we had seven active sand mining and processing operations facilities located in Illinois, Wisconsin, Missouri, Texas, and Ohio.  We also have a processing facility located in Ontario, Canada that does not have any sand reserves but has an annual processing capacity of approximately 336,000 tons per year.  We have inactive mines in Michigan, Minnesota, and Wisconsin and undeveloped mines in Texas and Wisconsin.

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

Our Wedron facility and its predecessors have operated since 1890.  The washing and drying operations at our Wedron facility were upgraded in 2012, 2013, and 2014 in conjunction with significant capacity and reserve base increases.  Significant railyard expansions in 2014 and 2015 facilitated greater flexibility and provided for unit train capabilities.  Processed sand is shipped from the facility via truck or rail on the Burlington Northern Santa Fe (“BNSF”) and CSX Railroads via the Illinois Railnet.  Our Wedron facility utilizes approximately 50,000 linear feet of rail.  A portion of the sand is transferred by conveyor or trucked from our Wedron facility and is coated at our Technisand Wedron and/or Troy Grove, Illinois resin-coating facilities.  The total net book value of the Wedron facility’s real property as of December 31, 2016 was $173.6 million.

The sand reserve mined from the open-pit mine at the Wedron facility is the St. Peter Sandstone formation.  The Wedron facility produces high purity, round grain silica sand that meets the API requirements for proppant application.  The Wedron facility production capacity, including the expansion project completed in April 2016, is approximately 9.0 million tons per year.  The surface deposit at the Wedron facility is a high purity, round grain sand with a minimum silica content of 99%, which meets API requirements for proppant application.  The controlling attributes are iron and grain size.  Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite.  Maximum average full face iron content is 0.020%.  The deposit tends to exhibit a coarser grain size distribution in the top half of the deposit.

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

The Maiden Rock facility and its predecessors have operated since the 1920s.  We acquired a 50% equity interest in the facility from Wisconsin Industrial Sand in 1997, and acquired the remaining equity interest in 1999.  The washing and drying operations at the Maiden Rock facility were upgraded in 2012 in conjunction with a significant capacity increase.  Processed sand is shipped from the Maiden Rock facility via truck or rail on the BNSF Railroad.  The Maiden Rock facility utilizes a new rail loadout facility and approximately 5,000 linear feet of rail constructed in 2012.  This plant is unit train capable, utilizing the new unit train railyard at the Bay City facility.  The total net book value of the Maiden Rock facility’s real property as of December 31, 2016 was $36.0 million.

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

Menomonie, Wisconsin.  Our Menomonie, Wisconsin facility is located in Menomonie, Dunn County, Wisconsin and consists of owned and leased real property.  The mineral reserves at our Menomonie facility are secured under mineral subleases that expire in 2044.  We constructed the Menomonie facility in 2007 approximately two miles east of Menomonie and it is accessible via US Highway 12 / State Highway 16.  The Menomonie facility utilizes natural gas and electricity to process sand. Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.  Mined sand is processed and shipped by truck or rail.  A remote transload facility adjacent to the Union Pacific (UP) Railroad is located approximately one mile north of the site.  The total net book value of the Menomonie facility’s real property as of December 31, 2016 was $8.6 million.

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

Mined sand is shipped approximately five miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad.  The Hager City plant, constructed by Wisconsin Industrial Sand Company, LLC in 2007, was expanded in 2013 and 2014 with the addition of a new rail yard containing approximately 19,000 linear feet of rail for assembling unit trains.  The total net book value of the Bay City facility’s real property as of December 31, 2016 was $20.1 million.

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

Mining occurred at the Shakopee facility for a short time in the 1980s by others until the property was reclaimed.  The mine was permitted by Great Plains Sand in 2012 and acquired by us in 2013, at which time we changed the name to Shakopee Sand LLC.  We upgraded the washing and drying operations at the facility following the acquisition.  Processed sand is shipped from the Shakopee facility via truck or by rail on the UP.  The total net book value of the Shakopee facility’s real property as of December 31, 2016 was $21.6 million.

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

Brewer, Missouri.  Our Brewer, Missouri mine is located in Brewer, Perry County, Missouri and consists of owned real property.  The facility, approximately one-half mile northwest of Brewer, Missouri, is accessible via State Highway M.  We acquired the inactive mine in August 2014.  The operation was reactivated and began production in December 2014 but was idled in 2015 due to the challenging conditions in the global oil and gas markets.  In January 2017, the decision was made to return Brewer to full production due to an increase in demand for proppants.  The mine is in the process of reopening and production resumed in the first quarter of 2017.  Mining methods include the mechanical removal of overburden followed by drilling, blasting and mechanical mining.  The total net book value of the facility’s real property as of December 31, 2016 was $12.8 million.

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

API Brown

Voca, Texas.  Our Voca, Texas facility is located in Voca, Mason and McCulloch Counties, Texas and consists of owned real property.  The facility, which is approximately 1.5 miles southeast of Voca, is accessible via County Highway 1851, south of State Highway 71.  Sand mining and processing operations were developed at the facility during 2008, with the construction of existing plants completed in 2012.  We acquired the operations in 2013.  The Voca facility utilizes propane and electricity to process sand.  Mining methods include the mechanical removal of thin overburden followed by drilling, blasting, and mechanical mining.  The total net book value of the Voca facility’s real property as of December 31, 2016 was $33.4 million.

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

The mine was opened in 1938 and acquired by Best Sand in 1978.  We acquired the mine as a result of the merger of Wedron Silica and Best Sand in 1986.  Upgrades were made to the wash plant in 2009, the fluid bed dryer in 2012 and the rotary dryer circuit in 2012.  The reserve base was increased by 950,000 tons in 2014 and 1.2 million tons in 2015.  The total net book value of the Chardon facility’s real property as of December 31, 2016 was $4.9 million.

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

Beaver, Ohio.  Our Beaver, Ohio facility, acquired in 1994 from Schrader Sand and Gravel, is located in Jackson Township, Pike County, Ohio and consists of owned and leased real property.  The mineral reserves at this facility are secured under mineral leases that, with the exercise of renewal options, expire in 2024.  The facility, which is approximately six miles northeast of Beaver, Ohio, is accessible via County Road 521.  The facility utilizes electricity to process sand.  Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.  The total net book value of the Beaver facility’s real property as of December 31, 2016 was $0.7 million.

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

Diamond Bluff, Wisconsin.  Our Diamond Bluff, Wisconsin reserves are located in Diamond Bluff and Oak Grove Townships, Pierce County, Wisconsin and consist of owned and leased real property.  The mineral reserves are secured under mineral leases that expire between 2063 and 2064.  The mine access property was purchased in 2014 and is undeveloped.  The mine was permitted by the Diamond Bluff Township in 2012 and by the Oak Grove Township in 2014.  The facility, which is located approximately one mile northwest of the unincorporated community of Diamond Bluff, is accessible off of 1005th Street via State Highway 35.  The proposed underground mine site will be at a depth of 230 feet and will utilize electricity to process sand through drilling, blasting, mechanical, and hydraulic mining methods.  Mined sand will be shipped approximately eight miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad.  The total net book value of the facility’s real property as of December 31, 2016 is included in the net book value of the Bay City facility.

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

Arcadia, Wisconsin.  These reserves were sold in 2016 and are no longer being considered for development.

Coating, Resin Manufacturing, Specialty Blending, and Research and Development Facilities

We have five strategically located coating facilities in North America near our mining operations in Wisconsin, Illinois, and Texas.  These facilities are on a combination of leased as well as owned land and buildings.  As of March 2017, four of the domestic facilities were inactive or closed.  We also have three international coating facilities located in Mexico, Denmark, and China.

We have four specialty blending facilities, located in Ohio, Illinois, and Texas.  These operations make custom blends of aggregates for use in industrial and commercial flooring, polymer cements, grouts and performance mortars.  An additional specialty facility, Mineral Visions, located in Illinois, produces specialty colored quartz.  We have a manufacturing facility in Michigan, Alpha Resins, which produces resins primarily for our own use.  These properties are all on owned land and buildings.  We have research and development facilities also located in Texas and Illinois.  These facilities are leased.

The following map reflects the location of our mining and processing, resin manufacturing, coating, specialty blending and R&D facilities and our administrative offices:

Product Delivery

We have established an oil and gas logistics network that we believe is highly responsive to our customers’ needs.  Our terminal network includes 41 active oil and gas terminals and 12 industrial and recreational terminals.  These terminals are a combination of facilities that we own or lease, as well as properties that are owned and operated by third parties.  They generally consist of rail and transload operations, plus in some cases additional storage and handling facilities.

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

Although we do not directly engage in hydraulic fracturing activities, we supply sand-based proppants to hydraulic fracturing operators in the oil and natural gas industry.  Hydraulic fracturing involves the injection of water, sand, and chemicals, under pressure, into the formation to fracture the surrounding rock and stimulate production.  The hydraulic fracturing process is typically regulated by state or local governmental authorities.  However, the practice of hydraulic fracturing has become controversial in some areas and is undergoing increased scrutiny.  Several federal agencies and regulatory authorities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary.  The EPA has asserted limited federal regulatory authority over hydraulic fracturing and has indicated it may seek to further expand its regulation of hydraulic fracturing.  The Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases.  Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.  In addition, various state, local, and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds.  Numerous states have imposed disclosure requirements on hydraulic fracturing well owners and operators.  Some local governments have adopted and others may seek to adopt ordinances prohibiting or regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities within their jurisdictions.

The adoption of new laws, regulations, or enforcement policies at the federal, state, local, or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our sand-based proppants.

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

State and Local Regulation

Because our operations are located in numerous states, we are also subject to a variety of different state and local environmental review and permitting requirements.  Some states in which our projects are located or are being developed have state laws similar to NEPA; thus our development of new sites or the expansion of existing sites may be subject to comprehensive state environmental reviews even if it is not subject to NEPA.  In some cases, the state environmental review may be more stringent than the federal review.  Our operations may require state law-based permits in addition to federal or local permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas.  Some states also have specific permitting and review processes for commercial silica mining operations, and states may impose different or additional monitoring or mitigation requirements than federal agencies.  The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

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

The operation of our U.S. based mines is subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations.  The dollar penalties assessed for citations issued has also increased in recent years.

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

The following table sets forth, for the reporting period indicated, the high and low market prices per share for our common stock, as reported on the NYSE composite tape:

	Sales Price
	High	Low
Fiscal 2014
October 3, 2014 – December 31, 2014	$16.98	$6.43
Fiscal 2015
January 1, 2015 – March 31, 2015	$7.48	$4.91
April 1, 2015 – June 30, 2015	9.49	7.14
July 1, 2015 – September 30, 2015	8.25	2.60
October 1, 2015 – December 31, 2015	3.45	2.21
Fiscal 2016
January 1, 2016 – March 31, 2016	$3.35	$1.00
April 1, 2016 – June 30, 2016	8.17	2.39
July 1, 2016 – September 30, 2016	8.83	5.88
October 1, 2016 – December 31, 2016	12.06	7.37

Holders of Record

On March 2, 2017, there were 223,863,231 shares of our common stock outstanding, which were held by approximately 45 stockholders of record.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

There have been no cash dividends declared for the most recent two fiscal periods.  We currently have no plans to pay cash dividends in the foreseeable future.

Fairmount Santrol Holdings Inc. Comparative Stock Performance Graph

The information contained in this Fairmount Santrol Holdings Inc. Comparative Stock Performance Graph section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 3000 Index, the Standard and Poor's Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry index, and a composite average of publicly traded proppant peer companies (U.S. Silica Holdings, Inc., Hi-Crush Partners LP, CARBO Ceramics, Inc., and Emerge Energy Services LP) since October 3, 2014, the first day our stock traded on the NYSE.

The graph assumes $100 was invested on October 3, 2014, the first day our stock was traded on the NYSE, in our common stock, the Russell 3000, the Standard and Poor's Small Cap 600 GICS Oil & Gas Equipment & Services

Sub-Industry Index, and a composite of publicly-traded proppant peer companies.  The cumulative total return assumes the reinvestment of all dividends.  We elected to include the stock performance of a composite of our publicly-traded peers as we believe it is an appropriate benchmark for our line of business/industry.

	TOTAL RETURN
		S&P Oil & Gas		Fairmount Santrol
	Russell 3000	Equipment & Services	Proppant Peers	Holdings Inc.
10/3/2014	100.00	100.00	100.00	100.00
12/31/2014	105.42	78.93	56.17	43.25
3/31/2015	107.32	72.34	62.20	45.25
6/30/2015	107.47	70.55	55.96	51.19
9/30/2015	99.68	43.49	20.31	16.88
12/31/2015	105.92	41.04	21.80	14.69
3/31/2016	106.94	39.77	23.48	15.69
6/30/2016	109.76	41.86	37.80	48.19
9/30/2016	114.58	48.72	47.54	53.00
12/31/2016	119.40	57.24	56.97	73.69

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our consolidated statement of operations and certain operating data.  The results of operations by segment are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Statement of Income Data:
Revenues	$535,013	$828,709	$1,356,458	$988,386	$885,190
Income (loss) from operations	(179,319)	(30,135)	311,664	227,956	278,426
Income (loss) before provision for income taxes	(239,566)	(93,869)	248,036	149,876	219,842
Net income (loss)	(140,125)	(91,930)	170,623	104,657	149,473
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	(140,192)	(92,135)	170,450	103,961	148,886
Earnings (loss) per share
Basic	$(0.78)	$(0.57)	$1.08	$0.67	$0.96
Diluted	$(0.78)	$(0.57)	$1.03	$0.63	$0.91

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(6,592)	$235,994	$205,276	$174,635	$186,433
Investing activities	(26,214)	(114,000)	(138,331)	(579,517)	(107,366)
Financing activities	54,889	(25,091)	(7,677)	410,515	(119,070)

Other Financial Data:
Capital expenditures	$30,597	$113,750	$143,491	$111,514	$109,016
EBITDA	(101,990)	34,922	368,084	248,877	303,659
Adjusted EBITDA	(4,902)	138,100	397,291	292,584	318,650

Operating Data:
Proppant Solutions
Total tons sold	6,415	6,204	7,188	5,117	3,765
Revenues	$416,144	$710,083	$1,232,232	$856,212	$757,851
Segment gross profit	26,501	175,226	463,426	317,117	336,981
Industrial & Recreational Products
Total tons sold	2,504	2,301	2,426	2,462	2,375
Revenues	$118,869	$118,626	$124,226	$132,174	$127,339
Segment gross profit	48,798	44,638	41,578	43,427	45,792

Balance Sheet Data (at period end):
Cash and cash equivalents	$194,069	$171,486	$76,923	$17,815	$11,866
Total assets	1,202,910	1,368,959	1,514,016	1,283,431	679,601
Long-term debt (including current portion)	843,013	1,237,816	1,252,639	1,262,146	831,195
Total liabilities	951,790	1,429,327	1,480,542	1,448,789	965,529
Total equity (deficit)	251,120	(60,368)	33,474	(165,358)	(285,928)

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

Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by E&P companies to enhance the productivity of their oil and gas wells.  We offer the broadest range of proppants available in the market today, including high quality sand and a variety of coated products.  All of our frac sand exceeds API specifications.  Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the I&R markets.

As one of the industry leaders, our asset base at December 31, 2016 included 742 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  Responding to evolving conditions since 2014 through 2017, we have adjusted our operational footprint to minimize our costs and consolidate into the lowest-cost footprint possible and continue to make cost reductions.  As of March 2017, we have 10 sand processing facilities (8 of which are active) with 16.9 million tons of annual sand processing capacity.  We re-opened our Menomonie, Wisconsin facility at the end of the third quarter 2016 and restarted our Brewer, Missouri and Maiden Rock, Wisconsin facilities in early 2017, primarily to serve the increased demand in the proppant market.  We also have 9 coating facilities (5 of which are active) with 2.3 million tons of annual coating capacity.  As of the date of this report, we are in the process of reopening our coating facility in Cutler, Illinois.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 41 proppant distribution terminals and a fleet of approximately 10,000 railcars, which includes 1,195 customer railcars, considering car returns that took place throughout the year and subleases.  Our unit train capabilities include four production facilities and nine in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.  In order to better align our logistics network with customer demand and to reduce costs, we discontinued activity at five transloading terminals in 2016.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) I&R.  Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates.  Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America.  We believe our two market segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Recent Trends and Outlook

Recent trends driving demand for our proppants and commercial silica include:

•

Level of drilling activity and demand for proppants.  Through 2014, the growth in the use of horizontal drilling utilizing hydraulic fracturing as a means to extract hydrocarbons from shale formations dramatically increased the number of oil and gas rigs operating in North America.  This increased drilling activity contributed to substantial growth in demand for proppants from 2009 to 2014.  In 2015, due to the increasing global supply of oil and slowing growth of global oil demand, crude oil prices experienced downward pressure which caused various E&P companies to reduce drilling and capital programs resulting in significantly reduced rig counts.  United States horizontal land rig counts have fallen considerably from an average of 730 rigs throughout 2015 to an average of 400 rigs in 2016.  The volatility and cyclicality in United States horizontal land rig counts resulted in market uncertainty and reduced drilling activity and demand for proppants throughout 2016.  In response to these market trends, E&P companies and oil field service companies have refined their well designs and hydraulic fracturing techniques to achieve more efficient production.  These changes in techniques have increased the demand for proppants, by increasing the amount of proppant used per frac stage (“proppant intensity”) associated with finer grades of proppant.

•

Shift in drilling activity and demand mix.  The level of drilling activity for oil and gas has an impact on the demand for proppant and the mix of proppant we sell.  In 2014, with the rapid growth of drilling deep wells in regions such as the Permian region, and drilling wells in regions that were prone to the flowback of proppant, we saw a rapid increase in demand for our coated proppants.  In 2015 and 2016, lower crude oil prices have caused E&P companies to seek ways to reduce short-term operating costs at the expense of maximizing well performance and, as a result, we have seen reduced demand for our coated proppants.  Further, lower crude oil prices have caused many operators to drill fewer of the deeper and more expensive wells in an effort to reduce production costs, which has also had an adverse impact on the demand for coated proppants, particularly those designed to add strength for higher closer pressures.  There also can be ongoing shifts in grade sizes that impact the demand for our raw sand proppants.

•

Volatility in selling prices for proppants.  The rapid growth in demand for proppants in 2014 driven by relatively high oil and gas prices and high levels of drilling activity caused selling prices for proppants to increase as the market for proppants was generally undersupplied.  This imbalance of supply and demand caused many proppant suppliers to expand production capacity in anticipation of continued growth in demand.  However, the rapid decline in oil and gas prices that occurred later in 2014 and into 2016 led to reduced drilling activity and reduced demand for proppants.  As a result, the proppant market was in a position of oversupply, which has caused selling prices for all proppants to decline throughout the majority of 2016 and has caused realignment of production capacities.

•

Demand for in-basin delivery of proppant.  In recent years, many customers sought to outsource proppant logistics and to purchase proppant at the basin, allowing them to focus on their core competencies, minimize inventory costs, and maximize flexibility.  In 2016, approximately 75% of our proppant sales volume was sold in-basin.  Our terminal network continues to be a key differentiator for customers to provide proppants closer to completion activities.  With our increasing capability to provide low-cost unit train shipments directly to large customers while also shipping unit trains to certain of our own in-basin terminals, we are well-equipped to take advantage of shifting demand.

•

Increased demand for unit train deliveries.  With the shift of larger oilfield services customers toward shipments taken directly from our plants, there is also a greater demand for shipments via unit trains to enhance the economics of deliveries.  During the fourth quarter of 2016, we shipped over 100 unit trains representing approximately 75% of Northern White sand volumes with over 330 unit trains of product shipped in 2016.  We are well-positioned to help our customers lower their costs and improve delivery, as we now have nine unit train-capable destinations.

•

Continued stable demand in industrial end markets.  Sales in our I&R segment are driven by macroeconomic factors such as housing starts, light vehicle sales, repair and remodel activity and industrial production.  To the extent these demand drivers continue on their current trends, we expect that demand for our commercial silica products will remain relatively stable.

How We Generate Our Sales

We derive our sales by mining, processing and transporting sand-based proppants and silica sand products that our customers purchase for use in a wide variety of applications.  In our Proppant Solutions business for the year ended December 31, 2016, we sold approximately 75% of our North American proppant volume through our network of terminals at selling prices that are set by local market dynamics.  The remaining volume in the Proppant Solutions business is sold to customers directly from our mining and production facilities.  The average selling prices for products sold through our terminals are higher than the average selling prices for comparable products sold from our production facilities due to costs incurred to handle and transport the products from the production facilities to the terminals.  Generally, logistics costs can comprise 70-80% of the delivered cost of Northern White frac sand, depending on the basin into which the product is delivered.  Due to the closer proximity of distribution terminals to our production facility, the amount of logistics costs included in the total delivered cost of our Texas Gold frac sand generally will be lower than that for our Northern White frac sand.

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

Our Proppant Solutions segment represented 78% of our revenues for the year ended December 31, 2016.  A large portion of our sales is generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations.  During the years ended December 31, 2016 and 2015, our top ten proppant customers collectively represented 70% of our revenues.  During the same periods, sales in the aggregate to our top two customers, Halliburton Company (“Halliburton”) and FTS International Services, LLC (“FTSI”), collectively accounted for 42% and 43% of our revenues, respectively.

Our I&R business segment has over 755 customers and represented 22% of our revenues for the year ended December 31, 2016.  In our I&R business, we use our network of I&R distribution terminals to sell products from our production facilities to distributors which sell the product to the end user.

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

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 48% and 37% of our revenues during the year ended December 31, 2016 and 2015, respectively.  Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge.  In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to seven years.  We currently have approximately 9,400 railcars under lease and 1,195 railcars made available to us from our customers, giving us a total fleet of approximately 10,000 railcars (net of 560 cars currently subleased).  Demurrage costs are charged by the railroads based on the time a railcar spends on the rail in excess of the allotted time.  These costs can vary significantly from period to period driven by high levels of rail activity at a terminal and changes in the timing of fulfilling customer orders.  Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., truck to railcar) and to move product into storage facilities.  Storage costs are incurred when railcars are temporarily taken out of service and stored at a rail yard or storage facility.

Labor costs, including wages and benefits, represented approximately 16% and 13% of revenues during the year ended December 31, 2016 and 2015, respectively.  Approximately 18% of our workforce was party to collective bargaining contracts as of December 31, 2016.

We use a significant amount of resins and additives in the production of our coated products in both our Proppant Solutions and I&R businesses.  We purchase these resins under supply agreements that contain annual pricing adjustments based on the cost of phenol, the primary component of the resins we buy.  We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan.  The cost of resins and additives represented approximately 4% and 8% of revenues during the years ended December 31, 2016 and 2015, respectively.

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 15% and 10% of revenues during the years ended December 31, 2016 and 2015, respectively.  These costs are related to our corporate operations, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization, as well as stock compensation expense.  Since becoming a public company, we incur additional legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements.  These requirements include compliance with the Sarbanes-Oxley Act as well as other applicable SEC and NYSE rules.

We capitalize the costs of our mining and processing equipment and depreciate them over their expected useful life.  We also capitalize the costs to remove overburden on our sand reserves for our surface mines and amortize them based on the actual tons mined.  Depreciation, depletion, and amortization costs represented approximately 14% and 8% of revenues during the years ended December, 2016 and 2015, respectively.  Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed as incurred.  These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4% and 3% of revenues during the years ended December 31, 2016 and 2015, respectively.

How We Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Proppant Solutions and I&R segments.  This segmentation is based on the primary end markets we serve, our management structure and the financial information that is reviewed by the Chief Executive Officer in deciding how to allocate resources and assess performance.  We evaluate the performance of these segments based on their volumes sold, average selling price and segment gross profit.  We do not evaluate the performance of the segments on a margin percentage basis, as that is a function of the channel in which a given product is sold (for example, in-basin sales generate higher selling price but comparable per ton margin, resulting in reduced margin percentage) and product mix.  Additionally, we consider a number of factors in evaluating the performance of the business as a whole, including total volumes sold and Adjusted EBITDA.  We view these metrics as important factors in evaluating our profitability and review these measurements frequently to analyze trends and make decisions.

Segment Contribution Margin and Segment Gross Profit

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

After evaluation in 2016 of our comparability to industry peers and practices, management changed the method to evaluate our operating segments’ performance based on segment gross profit, which excludes depreciation, depletion, and amortization expenses and does not include any selling, general, and administrative costs or corporate costs.  The change to using segment gross profit results in an increase in reported segment profitability compared to segment contribution margin as allocable selling, general, and administrative costs were charged against segment contribution margin.  This change was effective beginning the third quarter of 2016.  All periods presented have been restated accordingly.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements in evaluating our operating performance.

We define EBITDA as net income before interest expense, income tax expense, depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation, impairment of assets, and certain other income or expenses.

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

Adjusted EBITDA is presented as a performance measure because certain charges or expenses may occur in a particular period and are not indicative of true operating performance.  For this reason, management believes Adjusted EBITDA is useful to investors as well.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(140,192)	$(92,135)	$170,450
Interest expense, net	65,367	62,242	60,842
Provision (benefit) for income taxes	(99,441)	(1,939)	77,413
Depreciation, depletion, and amortization expense	72,276	66,754	59,379
EBITDA	(101,990)	34,922	368,084

Non-cash stock compensation expense(1)	8,870	4,525	16,571
Goodwill and other asset impairments(2)	93,148	80,188	-
Restructuring charges(3)	-	9,221	-
Loss on disposal of fixed assets(4)	-	7,915	1,921
Write-off of deferred financing costs(5)	2,618	864	-
Gain on repurchase of debt(6)	(8,178)	-	-
Transaction expenses(7)	450	-	638
Management fees & expenses paid to sponsor(8)	-	-	864
Other charges(9)	180	465	-
Initial Public Offering fees & expenses	-	-	9,213
Adjusted EBITDA	$(4,902)	$138,100	$397,291

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)

Non-cash charges in 2016 are associated with the impairment of mineral reserves and other long-lived assets.  The fourth quarter of 2015 included a $69.2 million impairment of goodwill in the Proppant Solutions segment.

(3)

Expenses associated with restructuring activities and plant closures, including pension withdrawal, severance payments, and other liabilities.  We no longer reflect cash charges related to restructuring as an adjustment to EBITDA in 2016 results.

(4)	Includes losses related to the sale and disposal of certain assets in property, plant, and equipment.
(5)	Represents the write-off of deferred financing fees in relation to term loan repurchases in 2016; and the amendment of our Revolving Credit Facility in 2015.
(6)	Gain related to the discount on term loan repurchases.
(7)	Expenses associated with term loan repurchases in 2016 and acquisition-related activities in 2014.
(8)

Includes fees and expenses paid to American Securities for consulting and management services pursuant to a management consulting agreement.  The agreement was terminated upon the Initial Public Offering in October 2014.

(9)	Loss on the curtailment of a pension plan in 2016 and cash payment associated with an audit of our Employee Stock Bonus Plan in 2015.

Results of Operations

The following table presents our consolidated statement of operations and certain operating data.  The results of operating by segment are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Other Financial Data
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(140,192)	$(92,135)	$170,450
EBITDA	(101,990)	34,922	368,084
Adjusted EBITDA	$(4,902)	$138,100	$397,291

Operating Data
Proppant Solutions
Total tons sold	6,415	6,204	7,188
Revenues	$416,144	$710,083	$1,232,232
Segment gross profit	$26,501	$175,226	$463,426
Industrial & Recreational Products
Total tons sold	2,504	2,301	2,426
Revenues	$118,869	$118,626	$124,226
Segment gross profit	$48,798	$44,638	$41,578

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues decreased $293.7 million, or 35%, to $535.0 million for the year ended December 31, 2016 compared to $828.7 million for the year ended December 31, 2015, primarily due to declines in volumes, particularly coated proppants, including the impact of product mix and lower average selling prices in our Proppant Solutions segment.

North American rig counts increased approximately 31% from the third quarter of 2016 into the fourth quarter of 2016, but are still down approximately 45% from prior year levels.  Oil prices have stabilized in 2016 at an average of approximately $43 per barrel of oil versus approximately $49 per barrel in the prior year.  In response to the current market trends, E&P companies and oilfield service companies are continuing to refine their well designs and hydraulic fracturing techniques to achieve more efficient production.  These changes in techniques have increased the demand for proppants by increasing the amount of proppant used per frac stage (“proppant intensity”) associated with finer graders of proppant.

Total volumes in the Proppant Solutions segment increased 3% to 6.4 million tons in the year ended December 31, 2016 compared to the year ended December 31, 2015.  Raw frac sand volumes increased 11% to 6.0 million tons in the year ended December 31, 2016 compared to 5.4 million tons in the year ended December 31, 2015.  Coated proppant volumes decreased 52% to 0.4 million tons in the year ended December 31, 2016 compared to 0.8 million tons in the year ended December 31, 2015.  Revenues in the Proppant Solutions segment decreased $293.9 million, or 41%, to $416.1 million for the year ended December 31, 2016 compared to $710.1 million for the year ended December 31, 2015.  The decrease in Proppant Solutions revenue was primarily due to higher volumes offset by continued pricing declines throughout the year and shift in mix toward raw frac sales in 2016 versus 2015.

As a result of the current market trends, including the decline in oil and gas pricing, reduced drilling activity, and reduced demand for proppants; the average selling prices for all proppants declined from the prior year.

Volumes in the I&R segment increased to 2.5 million tons in the year ended December 31, 2016 compared to 2.3 million tons in the year ended December 31, 2015.  Revenues increased $0.2 million to $118.9 million for the year ended December 31, 2016 compared to $118.6 million for the year ended December 31, 2015.  I&R segment revenue was impacted by an expansion of our customer base and strong performance in several key markets, including glass, building products, and sports and recreation.

Revenues in our I&R segment are driven by macroeconomic factors, such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.  To the extent the trend of these demand drivers are consistent, we expect that demand for our commercial silica products will remain relatively stable.

Segment Gross Profit

Gross profit decreased $144.6 million to $75.3 million for the year ended December 31, 2016 compared to $219.9 million for the year ended December 31, 2015, primarily due to product mix and selling prices in our Proppant Solutions segment.  Gross profit for the year ended December 31, 2016 also included inventory write-downs of $10.3 million.

Gross profit in the Proppant Solutions segment decreased $148.7 million to $26.5 million for the year ended December 31, 2016 compared to $175.2 million for the year ended December 31, 2015.  Gross profit in the Proppant Solutions segment contains $0.1 million from a pension loss curtailment from the Technisand pension plan and $9.9 million from inventory write-downs for the year ended December 31, 2016.  Excluding these charges, the volume increases in the Proppant Solution segment improved gross profit for the year ended December 31, 2016 by approximately $2 million compared to 2015.  However, this improvement to gross profit from volume was more than offset by the declines in pricing throughout the year and changes in product mix between raw frac sand and coated proppants.

Gross profit in the I&R segment increased $4.2 million, or 9%, to $48.8 million for the year ended December 31, 2016 compared to $44.6 million for the year ended December 31, 2015.  The increase was primarily driven by increased volumes and improved costs per ton.  Gross profit in the I&R segment for the year ended December 31, 2016 includes write-downs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $6.1 million, or 7%, to $79.1 million for the year ended December 31, 2016 compared to $85.2 million for the year ended December 31, 2015.  SG&A costs for 2016 included $7.3 million in professional fees for cost reduction initiatives, extension of our Term B-1 Loans, and stock offering fees throughout the year.  SG&A also includes stock compensation expense of $8.9 million and $4.5 million for the years ended December 31, 2016 and 2015, respectively.  Stock compensation expense was higher in 2016 due to plan amendments for retirement provisions while 2015 stock compensation expense had $2.6 million of forfeitures included for employee departures.  The declines in SG&A over prior year levels are the result of workforce reductions in 2015 and early 2016 and continued focus around cost reductions.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $5.5 million, or 8%, to $72.3 million for the year ended December 31, 2016 compared to $66.8 million for the year ended December 31, 2015.  The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $149.2 million to a loss of $179.3 million for the year ended December 31, 2016 compared to loss of $30.1 million for the year ended December 31, 2015.  Earnings in 2016 were largely impacted by declines in gross profits due to the changes in product mix and decreased selling prices.  The loss from operations for the year ended December 31, 2016 included inventory write-downs of $10.3 million; $9.8 million in railcar renegotiation fees; professional fees from cost reduction initiatives, debt refinancing and stock equity offerings of $7.3 million, $1.2 million in severance costs, and non-cash impairments and restructuring costs of $93.3 million.

Interest Expense

Interest expense increased $3.1 million, or 5%, to $65.4 million for the year ended December 31, 2016 compared to $62.2 million for the year ended December 31, 2015.  The change in interest expense is in part due to the prepayments and repurchases of the term loans, which reduced overall interest expense, and an increase in the notional amounts for interest rate swap agreements, entered into in 2013, that became effective October 2015.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes decreased $97.5 million to arrive at a benefit of $99.4 million for the year ended December 31, 2016 compared to benefit of $1.9 million for the year ended December 31, 2015.  Income before income taxes decreased $145.7 million to a loss of $239.6 million for the year ended December 31, 2016 compared to loss of $93.9 million for the year ended December 31, 2015.  The tax provision is primarily impacted by the benefit from a loss carryback and depletion.  These favorable items are partially offset by an increase in the valuation allowance primarily related to federal and state net operating loss carryforwards.

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income attributable to Fairmount Santrol Holdings Inc. decreased $48.1 million to a loss of $140.2 million for the year ended December 31, 2016 compared to loss of $92.1 million for the year ended December 31, 2015 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $143.0 million to a loss of $4.9 million for the year ended December 31, 2016 compared to income of $138.1 million for the year ended December 31, 2015.  Adjusted EBITDA for 2016 excludes the impact of $8.9 million of non-cash stock compensation expense, the $5.1 million net gain from the repurchase of debt, and $93.3 million from asset impairments and restructuring charges.  Fees of $9.8 million from the renegotiation of certain railcar leases, $7.3 million in professional fees from cost reduction initiatives, debt refinancing and stock equity offerings and inventory write-offs of $10.3 million have not been added back to Adjusted EBITDA.  The decline in Adjusted EBITDA in 2016 over 2015 was largely due to declines in proppant pricing and product mix over the period.

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

Revenues in the I&R segment decreased $5.6 million, or 5%, to $118.6 million for the year ended December 31, 2015 compared to $124.2 million for the year ended December 31, 2014.  Volumes declined slight to 2.3 million tons in the year ended December 31, 2015 compared to 2.4 million tons in the year ended December 31, 2014.  I&R segment revenue for the year ended December 31, 2015 was impacted by downward pressure in the U.S. foundry market as well as a shift in customer and product mix in the business.

Segment Gross Profit

Gross profit in the Proppant Solutions segment decreased $288.2 million to $175.2 million for the year ended December 31, 2015 compared to $463.4 million for the year ended December 31, 2014.  The decrease in segment gross profit was primarily driven by lower volumes, changes in product mix, decreased selling prices, and higher operating costs per ton due to lower volumes over which to absorb fixed costs such as railcars and logistics.

Gross profit in the I&R segment increased $3.1 million, or 7%, to $44.6 million for the year ended December 31, 2015 compared to $41.6 million for the year ended December 31, 2014.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased $45.6 million, or 35%, to $85.2 million for the year ended December 31, 2015 compared to $130.8 million for the year ended December 31, 2014.  SG&A also includes stock compensation expense of $4.5 million and $16.6 million for the years ended December 31, 2015 and 2014, respectively.  Stock compensation expense was higher in 2014 due to greater operating results and higher grants of stock award incentives.  SG&A costs excluding stock compensation expense decreased $33.6 million primarily due to lower costs associated with incentive plans, pension contributions, and reduced workforce this year as well as non-recurring costs in the prior year associated with the October 2014 Initial Public Offering.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization increased $7.4 million, or 12%, to $66.8 million for the year ended December 31, 2015 compared to $59.4 million for the year ended December 31, 2014.  The increase in depreciation is due to more assets placed in service primarily related to the Wedron plant expansion.

Income (Loss) from Operations

Income (loss) from operations decreased $341.8 million, or 110%, to a loss of $30.1 million for the year ended December 31, 2015 compared to income of $311.7 million for the year ended December 31, 2014.  Earnings in 2015 were largely impacted by non-recurring impairment and restructuring charges of $96.7 million as well as declines in gross profits due to lower volumes and decreased selling prices.

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

Net Income (Loss)

Net income decreased $262.6 million, or 154%, to a loss of $92.1 million for the year ended December 31, 2015 compared to income of $170.5 million for the year ended December 31, 2014 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA decreased $259.2 million, or 65%, to $138.1 million for the year ended December 31, 2015 compared to $397.3 million for the year ended December 31, 2014.  The decline in Adjusted EBITDA was largely due to declines in proppant pricing and volumes.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt and to meet our working capital and capital expenditure needs.  Historically, we have met our liquidity and capital investment needs in part with funds generated from operations as well as through periodic capital market transactions, such as the issuance of shares of our common stock, subject to market conditions.

As of December 31, 2016, we had outstanding long-term debt of $843.0 million, net of deferred financing fees, and cash on-hand of $194.1 million.  In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed.  As of December 31, 2016 we had $31.3 million of availability under our Revolving Credit Facility with $13.8 million committed to letters of credit, leaving net availability at $17.4 million.

On April 28, 2016, we amended our term loan facility. Under the terms of the amendment, we prepaid $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans, which were originally due March 15, 2017.

On July 26, 2016, we completed a public offering of 25 million shares of common stock.  In addition, the underwriters completed their exercise of an overallotment option on July 28, 2016 to purchase an additional 3.75 million shares.  We received cash proceeds of approximately $161 million, net of underwriting commissions and offering expenses.

On October 25, 2016, we completed a public offering of 30.25 million shares of common stock.  We received cash proceeds of approximately $277 million, net of underwriting commissions and offering expenses for the shares sold.

We used a substantial portion of the proceeds from these offerings to pay down or repurchase our Term Loans and the balance will be used for general corporate purposes, which include, but are not limited to, an increase in working capital to support operations, further repayment, redemption or refinancing of debt and leases, capital expenditures, investments in or loans to subsidiaries and joint ventures, and satisfaction of other obligations.

On October 17, 2016, we repurchased $3 million of the Extended Term B-1 Loans at 91.5% of par.  On November 17, 2016, we fully prepaid the $16.9 million of the Term B-1 Loans due March 2017 as well as the $69.6 million of the 2016 Extended Term Loans.  On November 29, 2016, we repurchased, at an average of 96.3% of par, $37.9 million of the Extended Term B-1 Loans and $175.1 million of the Term B-2 Loans.

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

A continued sustained downturn in our business’s key markets could significantly impact our forecasts.  While we believe that our operations forecasts are reasonable, these forecasts are based on projected market conditions impacting the industry, primarily the proppant business, as well as assumptions, which may or may not prove to be accurate.  In the event the operating results are significantly worse than projected or we are unsuccessful in generating sufficient liquidity, we may not be able to satisfy our debt obligations and it would be necessary to restructure these obligations.  In order to address this risk, we have implemented reductions in operating costs, selling, general, and administrative costs, reduced planned capital spending, restructured debt and railcar obligations, focused on efficient use of working capital and raised capital over the past few years.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, is a measure of liquidity, and source of cash flow.  Our working capital was $279.6 million at December 31, 2016 and $274.1 million at December 31, 2015.

Accounts Receivable

Accounts receivable increased 7% to $78.9 million at December 31, 2016 compared to $73.6 million at December 31, 2015.  The increase is primarily the result of higher sales in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  During the year ended December 31, 2016 and 2015, our top ten proppant customers collectively represented 70% of our revenues.  During the same periods, sales in the aggregate to our top two customers, Halliburton and FTSI, collectively accounted for 42% and 43% of our revenues, respectively.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals.  The decrease in inventory to $52.7 million at December 31, 2016 compared to $70.5 million at December 31, 2015 includes the $10.3 million write-off in inventory throughout the year and also relates to efforts to streamline inventory levels and match production to projected demand, particularly for coated products.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $6.3 million to $7.1 million at December 31, 2016 from $13.4 million at December 31, 2015, primarily due to a decrease in value-added tax refunds and railcar leases.

Refundable Income Taxes

Refundable income taxes decreased $5.4 million to $21.1 million at December 31, 2016 from $26.5 million at December 31, 2015.  The decrease primarily represents the net effect of the carryback of a 2016 estimated loss and the receipt of the refund relating to the carryback of the 2015 loss.

Accounts Payable

Accounts payable decreased $3.2 million to $37.3 million at December 31, 2016 compared to $40.4 million at December 31, 2015.  The decrease in accounts payable is due to timing for payments and reduced purchasing and freight activity.

Accrued Expenses

The decrease in accrued expenses to $26.2 million at December 31, 2016 compared to $26.8 million at December 31, 2015 was primarily due to a reduction in accrued bonuses, pension expenses, and accrued real estate taxes.

Cash Flow Analysis

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash used in operating activities was $6.6 million for the year ended December 31, 2016 compared with $236.0 million provided in the year ended December 31, 2015.  This $242.6 million decrease was primarily the result of a decline in operating income, partially offset by improvements in working capital.

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

Net cash used in investing activities was $26.2 million for the year ended December 31, 2016 compared to $114.0 million used for the year ended December 31, 2015.  The $87.8 million variance was primarily the result of a decrease in capital expenditures.

Capital expenditures of $30.6 million, including stripping costs, in the year ended December 31, 2016 were primarily focused on the completion of the expansion of our Wedron facility, certain projects improving plant efficiencies, adding terminals, as well as maintenance activities on other assets.  Capital expenditures were $113.8 million in the year ended December 31, 2015 and also were primarily associated with the expansion of the Wedron facility.

Net cash used in investing activities was $114.0 million for the year ended December 31, 2015 compared to $138.3 million for the year ended December 31, 2014.  The $24.3 million decrease was primarily the result of a decrease in capital expenditures due to the desire to protect our liquidity and cash resources.

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

For 2017, we expect full year capital expenditures, including stripping costs, to approximate $47 million to $50 million, which includes maintenance capital, terminal and production investments moving back to baseline levels, and in anticipation of future-period growth.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings and repayments under our Term Loans.  Net cash provided by financing activities was $54.9 million in the year ended December 31, 2016 compared to $25.1 million used in the year ended December 31, 2015 primarily as a result of the common stock offerings, debt prepayments, and debt repurchases.

Net cash used in financing activities was $25.1 million in the year ended December 31, 2015 compared to $7.7 million in the year ended December 31, 2014 primarily due payments on our Term Loans and capital leases, the decreases in tax benefits compared to the prior year for the exercise of stock options in the October 2014 Initial Public Offering, and refinancing fees in the current year associated with the extension of our Term B-1 Loans and amendment of our Revolving Credit Facility.  We made payments of approximately $6.0 million against capital lease obligations in 2015.

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

In April and May 2015, we extended the maturity of $46.0 million and $115.5 million, respectively, of Term B-1 Loans (“Extended Term B-1 Loans”) until September 2019 (the same date as our Term B-2 Loans).  The Extended Term B-1 Loans effectively were converted to Term B-2 Loans, and are treated as Term B-2 Loans, under the Credit Agreement for all purposes (including pricing), except for certain minor administrative differences and except that, prior to the Stated B-1 Maturity Date, the Extended Loans shall continue to amortize as Term B-1 Loans.  Upon giving effect to the April 2015 and May 2015 Amendments, the maturity date of approximately $161.5 million in principal amount of outstanding Term B-1 Loans was extended, leaving approximately $156.6 million in principal amount of outstanding Term B-1 Loans (not including Extended Term B-1 Loans) maturing on the March 15, 2017.  We paid fees of approximately $4.0 million to the lenders as a consent fee for the April and May 2015 Amendments.

On April 28, 2016, we amended our term loan facility. Under the terms of the amendment, we prepaid $69.6 million, plus accrued interest, to certain of our Term B-1 Loans lenders. These lenders in turn agreed to extend the maturity date to July 15, 2018 for $69.6 million of Term B-1 Loans (“2016 Extended Term Loans”), which were originally due March 15, 2017.

On October 17, 2016, we repurchased $3 million of the Extended Term B-1 Loans at 91.5% of par.  On November 17, 2016, we fully prepaid the $16.9 million of the Term B-1 Loans due March 2017 as well as the $69.6 million of the 2016 Extended Term Loans.  On November 29, 2016, we repurchased, at an average of 96.3% of par, $37.9 million of the Extended Term B-1 Loans and $175.1 million of the Term B-2 Loans.  As of December 31, 2016, we had outstanding term loan borrowings of $837.3 million.

As of December 31, 2016, we had $31.3 million of availability under our Revolving Credit Facility with $13.8 million committed to letters of credit, leaving net availability at $17.4 million.  As of December 31, 2016, we have not drawn on the Revolving Credit Facility.

As of December 31, 2016, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.5%, 4.5%, and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.80% at December 31, 2016.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

As of the date of this report, we believe that the amount available under the Revolving Credit Facility, cash generated from operations, and our cash and cash equivalents on-hand will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2016, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.  At the end of the third quarter 2016, we completed contract renegotiations for a portion of our railcar fleet that cancelled $49.5 million in purchase commitments and deferred $136.5 million of purchase commitments, which includes $3.9 million from future purchase price increases.  We intend to satisfy these purchase obligations through leasing arrangements with third-party lessors.

	Payments Due by Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt	$847,354	$8,006	$829,310	$38	$10,000
Capital lease obligations	3,734	2,866	868	-	-
Operating lease obligations	300,404	48,961	88,086	68,160	95,197
Purchase obligations	136,456	-	-	136,456	-
Other long-term liabilities reflected on
the registrant's balance sheet under
GAAP; deferred income taxes and other	45,329	-	40,080	-	5,249
Total contractual cash obligations	$1,333,277	$59,833	$958,344	$204,654	$110,446

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

We recorded an additional $1.0 million and $1.1 million in 2016 and 2015, respectively, in future reclamation costs associated with closed facilities.  There were no other significant changes to environmental liabilities or future reclamation costs.

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

The evaluation of goodwill or other intangible assets for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or based on comparable companies or transactions.  These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital.  These judgments are particularly difficult given the recent industry environment and, although we believe its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recognized at their invoiced amounts and do not bear interest.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are generally due between 30 and 60 days, and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  Given the present industry environment in the oil and gas solutions segment, we may not have adequate warning of a potential credit and collection issue, and deviations from these estimates could produce additional credit losses.  Ongoing credit evaluations are performed.  We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Equity Awards

We recognize stock based compensation expense using a fair value method.  Fair value methods use a valuation model to theoretically value stock option grants even though they are not available for trading and are of longer duration.  The Black-Scholes-Merton option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our common stock trending price, and our expected dividend rate of zero.  Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted.  We also estimate a forfeiture rate based on our historical experience, which could change over time.  We value our restricted stock units at the closing price of our stock as of the date of issuance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use interest rate swaps to manage a portion of this exposure. These derivative instruments are recorded on the balance sheet at their fair values.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.  For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current period earnings.

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

As of December 31, 2016, the fair value of the interest rate swaps was a liability of $14.4 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had a maximum $4.3 million impact on our interest expense in the year ended December 31, 2016.

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

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  For the year ended December 31, 2016, our top two proppant customers, Halliburton and FTSI, accounted for approximately 42% of our sales.  Approximately 45% of our accounts receivable balance at December 31, 2016, was outstanding from two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fairmount Santrol Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Fairmount Santrol Holdings Inc. and its subsidiaries at December 31, 2016 and 2015 , and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2016 and 2015.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

March 9, 2017

Fairmount Santrol Holdings Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues	$535,013	$828,709	$1,356,458
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	459,714	608,845	851,454

Operating expenses
Selling, general and administrative expenses	79,140	85,191	130,798
Depreciation, depletion and amortization expense	72,276	66,754	59,379
Goodwill and other asset impairments	93,148	87,476	-
Restructuring charges	1,155	9,221	-
Other operating expense	8,899	1,357	3,163
Income (loss) from operations	(179,319)	(30,135)	311,664

Interest expense, net	65,367	62,242	60,842
Gain on repurchase of debt, net	(5,110)	-	-
Other non-operating expense (income)	(10)	1,492	2,786
Income (loss) before provision for income taxes	(239,566)	(93,869)	248,036

Provision (benefit) for income taxes	(99,441)	(1,939)	77,413
Net income (loss)	(140,125)	(91,930)	170,623
Less: Net income attributable to the non-controlling interest	67	205	173
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(140,192)	$(92,135)	$170,450

Earnings (loss) per share
Basic	$(0.78)	$(0.57)	$1.08
Diluted	$(0.78)	$(0.57)	$1.03

Weighted average number of shares outstanding
Basic	179,429	161,297	157,950
Diluted	179,429	161,297	166,277

The accompanying notes are an integral part of these consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(140,125)	$(91,930)	$170,623
Other comprehensive loss, before tax
Foreign currency translation adjustment	(774)	(5,051)	(2,353)
Pension obligations	425	222	(949)
Change in fair value of derivative agreements	(3,018)	(1,836)	(5,971)
Total other comprehensive loss, before tax	(3,367)	(6,665)	(9,273)
Benefit from income taxes related to items of other comprehensive income (loss)	(2,058)	(1,780)	(4,151)
Comprehensive income (loss), net of tax	(141,434)	(96,815)	165,501
Comprehensive income attributable to the non-controlling interest	67	205	173
Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$(141,501)	$(97,020)	$165,328

The accompanying notes are an integral part of these consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$194,069	$171,486
Accounts receivable, net of allowance for doubtful accounts of $3,055 and $2,470
at December 31, 2016 and December 31, 2015, respectively	78,942	73,566
Inventories, net	52,650	70,494
Prepaid expenses and other assets	7,065	13,404
Refundable income taxes	21,077	26,506
Current assets classified as held-for-sale (includes cash, accounts receivable,
inventories, and property, plant, and equipment)	-	4,218
Total current assets	353,803	359,674

Property, plant and equipment, net	727,735	870,997
Deferred income taxes	1,244	834
Goodwill	15,301	15,301
Intangibles, net	95,341	96,482
Other assets	9,486	10,961
Total assets	$1,202,910	$1,354,249

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$10,707	$17,385
Accounts payable	37,263	40,421
Accrued expenses	26,185	26,785
Current liabilities directly related to current assets classified as held-for-sale
(includes accounts payable and accrued expenses)	-	934
Total current liabilities	74,155	85,525

Long-term debt	832,306	1,205,721
Deferred income taxes	7,057	89,569
Other long-term liabilities	38,272	33,802
Total liabilities	951,790	1,414,617

Commitments and contingent liabilities (Note 18)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at December 31, 2016 and December 31, 2015	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares outstanding: 223,601 and 161,433 at December 31, 2016
and December 31, 2015, respectively	2,422	2,391
Additional paid-in capital	297,649	776,705
Retained earnings	264,852	405,044
Accumulated other comprehensive loss	(19,002)	(17,693)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	545,921	1,166,447
Less: Treasury stock at cost
Shares in treasury: 18,666 and 77,765 at December 31, 2016
and December 31, 2015, respectively	(294,874)	(1,227,663)
Total equity (deficit) attributable to Fairmount Santrol Holdings Inc.	251,047	(61,216)
Non-controlling interest	73	848
Total equity (deficit)	251,120	(60,368)
Total liabilities and equity	$1,202,910	$1,354,249

The accompanying notes are an integral part of these consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2016, 2015, and 2014

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2013	$2,341	156,462	$733,088	$326,729	$(3,536)	$(1,227,001)	77,706	$(168,379)	$3,021	$(165,358)
Purchase of treasury stock	-	(59)	-	-	-	(662)	59	(662)	-	(662)
Stock options exercised	46	4,510	6,494	-	-	-	-	6,540	-	6,540
Stock compensation expense	-	-	16,571	-	-	-	-	16,571	-	16,571
Tax effect of stock options exercised	-	-	15,735	-	-	-	-	15,735	-	15,735
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(702)	(702)
Net income	-	-	-	170,450	-	-	-	170,450	173	170,623
Other comprehensive loss	-	-	-	-	(9,273)	-	-	(9,273)	-	(9,273)
Balances at December 31, 2014	$2,387	160,913	$771,888	$497,179	$(12,809)	$(1,227,663)	77,765	$30,982	$2,492	$33,474

Stock options exercised	4	520	1,763	-	-	-	-	1,767	-	1,767
Stock compensation expense	-	-	4,525	-	-	-	-	4,525	-	4,525
Tax effect of stock options exercised	-	-	(1,471)	-	-	-	-	(1,471)	-	(1,471)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(1,849)	(1,849)
Net income (loss)	-	-	-	(92,135)	-	-	-	(92,135)	205	(91,930)
Other comprehensive loss	-	-	-	-	(4,884)	-	-	(4,884)	-	(4,884)
Balances at December 31, 2015	$2,391	161,433	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)

Re-issuance of treasury stock	-	59,000	(493,233)	-	-	932,789	(59,000)	439,556	-	439,556
Stock options exercised	31	3,168	6,407	-	-	-	(99)	6,438	-	6,438
Stock compensation expense	-	-	8,870	-	-	-	-	8,870	-	8,870
Tax effect of stock options exercised, forfeited, or expired	-	-	(1,100)	-	-	-	-	(1,100)	-	(1,100)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(842)	(842)
Net income (loss)	-	-	-	(140,192)	-	-	-	(140,192)	67	(140,125)
Other comprehensive loss	-	-	-	-	(1,309)	-	-	(1,309)	-	(1,309)
Balances at December 31, 2016	$2,422	223,601	$297,649	$264,852	$(19,002)	$(294,874)	18,666	$251,047	$73	$251,120

The accompanying notes are an integral part of these consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(140,125)	$(91,930)	$170,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	67,614	62,218	54,111
Amortization	11,641	11,416	11,991
Reserve for doubtful accounts	1,851	1,968	3,605
Write-off of deferred financing costs	2,618	864	-
Gain on repurchase of debt, gross	(8,178)	-	-
Goodwill and other asset impairments	93,148	76,038	200
Non-cash restructuring charges	-	1,162	-
Inventory write-downs and reserves	10,302	1,591	-
Loss on sale of fixed assets	420	8,712	854
Unrealized loss on interest rate swaps	-	49	208
Deferred income taxes and taxes payable	(82,732)	20,983	37,810
Refundable income taxes	5,428	(26,506)	-
Stock compensation expense	8,870	4,525	16,571
Change in operating assets and liabilities:
Accounts receivable	(4,385)	127,718	(70,011)
Inventories	7,543	59,527	(13,264)
Prepaid expenses and other assets	11,496	23,234	(23,454)
Accounts payable	4,196	(38,698)	(1,456)
Accrued expenses	3,701	(6,877)	17,488
Net cash provided by (used in) operating activities	(6,592)	235,994	205,276

Cash flows from investing activities
Proceeds from sale of fixed assets	5,670	-	5,160
Capital expenditures and stripping costs	(30,597)	(113,750)	(143,491)
Earnout payments	(1,287)	-	-
Other investing activities	-	(250)	-
Net cash used in investing activities	(26,214)	(114,000)	(138,331)

Cash flows from financing activities
Proceeds from issuance of term loans	-	-	41,000
Payments on long-term debt	(10,840)	(13,532)	(12,512)
Prepayments on term loans	(155,926)	-	-
Repurchase of term loans	(216,000)	-	-
Fees for repurchase of term loans	(450)	-	-
Payments on capital leases and other long-term debt	(5,947)	(6,975)	(4,830)
Proceeds from borrowing on revolving credit facility	-	-	32,267
Payments on revolving credit facility	-	-	(73,000)
Settlement of contingent consideration	-	-	(9,600)
Proceeds from option exercises	6,438	1,767	6,540
Proceeds from primary stock offering	439,556	-	-
Purchase of treasury stock	-	-	(662)
Tax effect of stock options exercised, forfeited, or expired	(1,100)	(1,472)	15,735
Transactions with non-controlling interest	(842)	(301)	(702)
Other financing activities	-	(4,578)	(1,913)
Net cash provided by (used in) financing activities	54,889	(25,091)	(7,677)

Change in cash and cash equivalents related to assets classified as held-for-sale	1,376	(1,376)	-
Foreign currency adjustment	(876)	(964)	(160)
Increase in cash and cash equivalents	22,583	94,563	59,108

Cash and cash equivalents:
Beginning of period	171,486	76,923	17,815
End of period	$194,069	$171,486	$76,923

Supplemental disclosure of cash flow information:
Interest paid	$60,833	$61,395	$62,167
Income taxes paid (refunded)	(21,311)	(19,898)	32,203
Non-cash investing activities:
Equipment purchased under capital leases	$-	$4,552	$6,558

The accompanying notes are an integral part of these consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

1.	Organization

Fairmount Santrol Holdings Inc. and its consolidated subsidiaries (collectively, the “Company”) is a supplier of proppants and sand products.  The Company is organized into two segments: Proppant Solutions and Industrial & Recreational Products.  This segmentation is based on the end markets served, management structure, and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Proppant Solutions business serves the oil and gas markets in the United States, Canada, Argentina, Mexico, China, northern Europe, and the United Arab Emirates, providing raw and coated proppants primarily for use in hydraulic fracturing.  The raw sand and substrate for coated sand generally consists of high-purity silica sands produced at facilities in Illinois, Wisconsin, and Texas.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At various times, the Company maintains funds on deposit at its banks in excess of FDIC insurance limits.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect, and do not bear interest.  Management provides for uncollectible amounts based on its assessment of the current status of individual accounts.  Accounts receivable are net of allowance for doubtful accounts of $3,055 and $2,470 as of December 31, 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Certain subsidiaries determine cost using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been higher by $1,256 and $2,912 at December 31, 2016 and 2015, respectively.

LIFO inventories comprise 21% and 18% of inventories reflected in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.  The cost of inventories of all other subsidiaries is determined using the FIFO method.  In the years ended December 31, 2016 and 2015, respectively, the Company recorded $10,302 and $1,591 of adjustments to increase the inventory reserve to recognize the decline in value of work-in-process and finished goods inventory, which are recorded in cost of goods sold. In the year ended December 31, 2014, the Company recorded a write-down of $908 of certain inventory to recognize a permanent decline in the value of the inventory, which is included in other operating expense.

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

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2016, represents machinery and facilities under installation.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company capitalizes interest cost incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.  Interest cost capitalized was $1,380 and $4,903 in 2016 and 2015, respectively.

Depreciation and depletion expense was $67,614, $62,218, and $54,111 in the years ended December 31, 2016, 2015, and 2014, respectively.

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets or asset groups.  The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  See Note 5 for further detail.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations and are included in long-term debt.  In connection with the amendment to the Revolving Credit Facility in 2015, the Company wrote off $864 of costs that were previously capitalized.  In connection with the repurchase of portions of the Company’s debt in 2016, the Company wrote off $2,618 of deferred financing costs that were previously capitalized.  See Note 9 for further detail.

The following table presented deferred financing costs as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred financing costs	$39,924	$42,541
Accumulated amortization	(29,530)	(24,145)
Deferred financing costs, net	$10,394	$18,396

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

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

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

Concentration of Labor

Approximately 18% of the Company’s domestic labor force is covered under two union agreements.  These agreements were successfully renegotiated during 2016 and expire in 2019.

Concentration of Credit Risk

At December 31, 2016, the Company had two customers whose receivable balances exceed 10% of total receivables.  Approximately, 34% and 11% of the accounts receivable balance were from these two customers, respectively.  At December 31, 2015, the Company had one customer whose receivable balance exceeded 10% of total receivables.  Approximately, 35% of the Company’s accounts receivable balance was from this customer.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

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

Research and Development (“R&D”)

The Company’s research and development expenses consist of personnel and other direct and indirect costs for internally-funded project development.  Total expenses for R&D for the years ended December 31, 2016, 2015, and 2014 were $3,703, $5,036, and $6,286, respectively.  Total research and development expenditures represented 0.69%, 0.61%, and 0.46% of revenues in 2016, 2015, and 2014, respectively.

Change in Classification

For the year ended December 31, 2016, the Company changed the classification of certain operating expenses on the Consolidated Statements of Income (Loss).  Previously, the Company classified expenses incurred related to the downturn in the proppant market as “restructuring and other charges.”  The Company now further classifies these types of expenses between asset impairments and restructuring charges.  All periods presented have been reclassified accordingly.

In the three months ended December 31, 2016, the Company changed the presentation of non-cash stock compensation expense on the Consolidated Statements of Income (Loss).  The expenses were previously separately stated but are now included in selling, general, and administrative expenses.  All periods presented have been reclassified accordingly.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within equity that reports the Company’s cumulative income that has not been reported as part of net income.  Items that are included in this line are the income or loss from foreign currency translation, actuarial gains and losses and prior service cost related to pension liabilities, and the unrealized gains and losses on certain investments or hedges, net of taxes.  The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,804)	$2,533	$(8,271)
Additional pension liability	(3,589)	1,291	(2,298)
Unrealized gain (loss) on interest rate hedges	(13,146)	4,713	(8,433)
	$(27,539)	$8,537	$(19,002)

	December 31, 2015
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,030)	$1,318	$(8,712)
Additional pension liability	(4,014)	1,464	(2,550)
Unrealized gain (loss) on interest rate hedges	(10,128)	3,697	(6,431)
	$(24,172)	$6,479	$(17,693)

The following table presents the changes in accumulated other comprehensive income by component for the year ended December 31, 2016:

	Year Ended December 31, 2016
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,712)	$(2,550)	$(6,431)	$(17,693)
Other comprehensive income (loss)
before reclassifications	441	(14)	(6,238)	(5,811)
Amounts reclassified from accumulated
other comprehensive income (loss)	-	266	4,236	4,502
Ending balance	$(8,271)	$(2,298)	$(8,433)	$(19,002)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The following table presents the reclassifications out of accumulated other comprehensive income during the year ended December 31, 2016:

	Amount reclassified
	from accumulated
Details about accumulated other	other comprehensive	Affected line item on
comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$6,522	Interest expense
Tax effect	(2,286)	Tax expense (benefit)
	$4,236	Net of tax
Amortization of pension obligations
Prior service cost	$-	Cost of sales
Actuarial losses	265	Cost of sales
Curtailment	182	Cost of sales
	447	Total before tax
Tax effect	(181)	Tax expense
	266	Net of tax
Total reclassifications for the period	$4,502	Net of tax

3.	Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which requires an entity’s management to evaluate conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued.  The ASU is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter.  Accordingly, the Company incorporated this guidance into its internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), which provides guidance on simplified accounting for and presentation of share-based payment transactions, including income tax consequences, minimum tax withholding requirements, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and all share-based payment tax-related cash flows to be reported as operating activities in the statement of cash flows.  Regarding tax withholding requirements, the ASU allows entities to withhold an amount up to the

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

employees’ maximum individual tax rates without classifying the award as a liability.  The ASU also permits entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur.  The ASU is expected to impact the Company’s financial statements and disclosures as the Company makes share-based payments to its employees.  The ASU is effective beginning January 1, 2017, with early adoption permitted.  The Company has elected to forgo early adoption and will be implementing and reporting according to this new guidance beginning with its Quarterly Report on Form 10-Q for the period ending March 31, 2017.

In April, May, and December 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These ASU’s each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs.  This guidance is effective beginning January 1, 2018.  The Company is in the process of reviewing its various customer contracts in both of its business segments with a combination of applicable sales, legal, and accounting personnel in order to accomplish the following:

•	Identify separate performance obligations of the contract;
•	Determine the transaction price of the contract;
•	Allocate the transaction price to the performance obligations; and
•	Recognize revenue when/as the performance obligation is satisfied.

This review is in discussion and data-gathering stages and, therefore, the effect of the new guidance on the Company’s financial statements and disclosures is not yet readily determinable.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments (Topic 230).  The ASU reduces diversity in the presentation and classification of certain cash receipts and payments in the statement of cash flows, namely debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (“COLIs”) [including bank-owned life insurance policies (“BOLIs”)]; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  The guidance is effective beginning January 1, 2018, with early adoption permitted.  The guidance is required to be applied retrospectively for periods presented.  The Company has elected early adoption of this ASU and, accordingly, has applied this guidance to its Consolidated Statements of Cash Flows in this Annual Report on Form 10-K.

In October 2016, the FASB issued ASU No. 2016-16 – Income Taxes (Topic 740) – Intra-Entity Transfers of Assets other than Inventory.  The ASU indicates that an entity should recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs.  This ASU also eliminates the exception for an intra-entity transfer of an asset other than inventory.  The guidance is effective beginning January 1, 2018, with early adoption permitted.  The guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

4.	Inventories

At December 31, 2016 and 2015, inventories consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$7,465	$10,145
Work-in-process	12,681	14,613
Finished goods	33,760	48,648
	53,906	73,406
Less: LIFO reserve	(1,256)	(2,912)
Inventories, net	$52,650	$70,494

5.	Property, Plant, and Equipment

At December 31, 2016 and 2015, property, plant, and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Land and improvements	$86,298	$82,966
Mineral reserves and mine development	253,766	323,691
Machinery and equipment	596,962	575,034
Buildings and improvements	161,057	167,491
Furniture, fixtures, and other	3,440	3,609
Construction in progress	6,748	41,347
	1,108,271	1,194,138
Accumulated depletion and depreciation	(380,536)	(323,141)
Property, plant, and equipment, net	$727,735	$870,997

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Based on the continuing adverse business conditions and the idling of certain assets, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable.  Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets.  Using Level 3 inputs of the fair value hierarchy, critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital.  The Company incurred $93,148, $18,230, and $0 of such asset impairments in the years ended December 31, 2016, 2015, and 2014, respectively.  These impairments are recorded as asset impairments in operating expenses in the Consolidated Statements of Income (Loss).

6.	Accrued Expenses

At December 31, 2016 and 2015, accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Accrued payroll and fringe benefits	$10,554	$13,285
Contingent consideration	2,507	-
Accrued income taxes	421	1,042
Accrued real estate taxes	4,821	5,901
Other accrued expenses	7,882	6,557
Accrued expenses	$26,185	$26,785

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

7.	Other Long-Term Liabilities

At December 31, 2016 and 2015, other long-term liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Interest rate swaps	$14,488	$12,107
Accrued asset retirement obligations	5,249	4,288
Accrued compensation and benefits	11,579	11,752
Other	6,956	5,655
Other long-term liabilities	$38,272	$33,802

8.	Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the years ended December 31, 2016 and 2015:

			Currency
	Beginning Balance	Impairment	Translation / Other	Ending Balance
Year Ended December 31, 2016:
Proppant Solutions	$-	$-	$-	$-
Industrial & Recreational Products	15,301	-	-	15,301
Total goodwill	$15,301	$-	$-	$15,301

Year Ended December 31, 2015:
Proppant Solutions	$68,216	$(69,246)	$1,030	$-
Industrial & Recreational Products	16,461	-	(1,160)	15,301
Total goodwill	$84,677	$(69,246)	$(130)	$15,301

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  The Company evaluates goodwill on an annual basis in the fourth quarter and also when management believes indicators of impairment exist.  The Company performed a qualitative assessment of the I&R segment as of October 31, 2017 (the Company’s annual valuation date) and determined the fair value of this segment was, more likely than not, greater than its carrying value.  Based on the Company’s assessment in 2015,  the Company concluded that the goodwill attributable to the Proppant Solutions segment was fully impaired in the three months ended December 31, 2015 and recognized an impairment charge of $69,246 in that period..  The Company did not recognize any impairment losses for goodwill or other intangible assets in the year ended December 31, 2014.  Currency translation and other relates to the impact of the change in foreign currency exchange rates from international entities on goodwill, an adjustment to the initial FTSI purchase price allocation from exercising an option to acquire an additional mining facility, and an adjustment recorded to goodwill related to the post-acquisition settlement of escrow proceeds.  Goodwill on a certain property was originally recorded in the Proppant Solutions segment.  When the property transitioned to Industrial & Recreational Products usage, it was transferred to that segment.  In 2015, the property was idled and returned to the Proppant Solutions segment, where the write-off of goodwill related to that property was recorded.

Information regarding acquired intangible assets as of December 31, 2016 and 2015 is as follows:

	December 31, 2016
	Gross	Accumulated	Intangible
	Carrying Amount	Amortization	Assets, net
Acquired technology and patents	$60,115	$-	$60,115
Supply agreement	50,700	(15,548)	35,152
Other intangible assets	573	(499)	74
Intangible assets	$111,388	$(16,047)	$95,341

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

	December 31, 2015
	Gross	Accumulated	Intangible
	Carrying Amount	Amortization	Assets, net
Acquired technology and patents	$56,320	$-	$56,320
Supply agreement	50,700	(11,154)	39,546
Other intangible assets	1,190	(574)	616
Intangible assets	$108,210	$(11,728)	$96,482

Acquired technology represents technology acquired in the SSP acquisition.  The carrying value of this asset represents its original cost, plus amounts owed to the seller as deferred purchase price.  In 2016, the Company determined that it is probable an additional $3,794 will be due to the seller and has been recorded as additional purchase price.  Of this additional purchase price, approximately $1,287 was paid during 2016 and the remaining $2,507 was accrued as of December 31, 2016.  The Company has also determined that the proper period to begin the amortization of this intangible is January 1, 2017, which is the first period products using the SSP technology will be sold in a full commercial protocol.  The Company considered the potential ranges of useful lives and believes a 20-year useful life for the intangible asset is appropriate.  The Company’s determination of the 20-year useful life of the intangible asset is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.  As of December 31, 2016, the Company has determined the carrying value of the intangible does not exceed fair value.  Based on future results of sales of products utilizing the technology, it is possible the fair value of this intangible asset could decline below its cost such that an impairment in carrying value exists

The value of a supply agreement with FTSI is based on estimates of discounted future cash flows from sales under the agreement.  Due to the failure to purchase minimum quantities in accordance with the agreement, a triggering event occurred for the FTSI intangible asset.  Accordingly, an impairment test was completed which determined that, as of December 31, 2016, the fair value of the supply agreement exceeded its carrying value.  Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value of this supply agreement could decline such that an impairment in carrying value exists.  The supply agreement was previously amortized ratably over the life of the agreement, which was 10 years.  However, in May 2015, the supply agreement was amended, extending the maturity date from September 2023 to December 2024.  The supply agreement is now being amortized over the amended life.

Estimated future amortization expense related to intangible assets at December 31, 2016 is as follows:

Amortization
2017	$7,463
2018	7,411
2019	7,400
2020	7,400
2021	7,400
Thereafter	58,267
Total	$95,341

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

9.	Long-Term Debt

At December 31, 2016 and 2015, long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
Term B-1 Loans	$-	$156,134
Term B-2 Loans	719,632	902,402
Extended Term B-1 Loans	117,634	159,878
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	88	101
Capital leases, net	3,634	9,301
Deferred financing costs, net	(7,975)	(14,710)
	843,013	1,223,106
Less: current portion	(10,707)	(17,385)
Long-term debt including leases	$832,306	$1,205,721

ASU 2015-03 dictates that debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The “Deferred financing costs, net” line in the table above is the application of this guidance.  For December 31, 2016 and 2015, the Company’s Revolving Credit Facility does not have an outstanding balance and, accordingly, its related deferred financing costs are not included in this line.

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

On September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility.  These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility.  Generally, if the Company’s leverage ratio is greater than 4.75:1.00 during the period from the third quarter of 2015 through the fourth quarter of 2016, so long as the stated quarterly adjusted EBITDA thresholds are exceeded, the amount available to borrow under the Revolving Credit Facility is increased from $31,250 to $40,000.  Commencing with the end of the first quarter of 2017, the quarterly adjusted EBITDA thresholds are discontinued and the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017).  The Revolving Credit Facility termination date is September 6, 2018.

On April 28, 2016, the Company entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”).  The Company made a prepayment of accrued interest of $227 and principal of $69,580 on April 28, 2016 to the lenders consenting to the amendment.  Accrued interest on the extended remainder of the Term B-1 Loans was due at maturity on July 15, 2018.  Accrued interest related to the $16,723 principal payment due on March 17, 2017 was also due on the same date.

On October 17, 2016, the Company repurchased $3,000 of the Extended Term B-1 Loans at 91.5% of par.  On November 17, 2016, the Company fully prepaid the $16,766 of the Term B-1 Loans due March 2017 as well as the $69,580 of the 2016 Extended Term Loans.  On November 29, 2016, the Company repurchased, at an average of 96.3% of par, $37,867 of the Extended Term B-1 Loans and $175,133 of the Term B-2 Loans.  The related gain on the October 2016 debt repurchase and the November 2016 debt repurchase was recorded in operating expense.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

As of December 31, 2016, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had interest rates of 4.5%, 4.5%, and 4.3%, respectively.

As of December 31, 2016, there was $17,432 available capacity remaining on the Revolving Credit Facility and $13,818 committed to outstanding letters of credit.  As of December 31, 2016, the Company has not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.80% at December 31, 2016.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

Maturities of long-term debt are as follows:

	Capital Lease Obligations
	Lease	Less	Present	Other Long-	Total Principal
	Payment	Interest	Value	Term Debt	Payments
Year Ended:
2017	$2,866	$82	$2,784	$8,006	$10,790
2018	685	16	669	8,007	8,676
2019	183	2	181	821,303	821,484
2020	-	-	-	19	19
2021	-	-	-	19	19
Thereafter	-	-	-	10,000	10,000
	$3,734	$100	$3,634	$847,354	$850,988

Information pertaining to assets and related accumulated depreciation in the balance sheet for capital lease items is as follows:

	December 31, 2016	December 31, 2015
Cost	$18,350	$22,684
Accumulated depreciation	(10,994)	(8,812)
Net book value	$7,356	$13,872

10.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(140,192)	$(92,135)	$170,450
Denominator:
Basic weighted average shares outstanding	179,429	161,297	157,950
Dilutive effect of employee stock options, RSUs, and PRSUs	-	-	8,327
Diluted weighted average shares outstanding	179,429	161,297	166,277

Earnings (loss) per common share - basic	$(0.78)	$(0.57)	$1.08
Earnings (loss) per common share - diluted	$(0.78)	$(0.57)	$1.03

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Because the Company experienced a loss in the years ended December 31, 2016 and 2015, the calculation of diluted weighted average shares outstanding is not appropriate because the effect of including these potential common shares would be antidilutive.  The calculation of diluted weighted average shares outstanding for the year ended December 31, 2014 excludes 715,068 potential common shares because the effect of including these potential common shares would be antidilutive.

As of December 31, 2016, the amount of outstanding options, RSUs, and PRSUs are 13,598, 1,459, and 458, respectively.

11.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments.  The current notional value of these swap agreements is $525,225, which represents approximately 63% of term debt outstanding at December 31, 2016 and effectively fixes the variable rate in a range of 0.83% to 3.115% for the portion of the debt that is hedged.  The interest rate swap agreements mature at various dates between March 15, 2017 and September 5, 2019.

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

The following table summarizes the fair values and the respective classification in the Consolidated Balance Sheets as of December 31, 2016 and 2015:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	December 31, 2016	December 31, 2015
Designated as cash flow hedges	Other long-term liabilities	$(14,488)	$(12,107)
Designated as cash flow hedges	Other assets	39	118
		$(14,449)	$(11,989)

In order to represent the ineffective portion of interest rate swap agreements designated as hedges, the Company recognized in interest expense the following in the years ended December 31, 2016, 2015, and 2014, respectively:

Derivatives in	Location of Gain (Loss)
ASC 815-20 Cash Flow	Recognized in Income on	Year Ended December 31,
Hedging Relationships	Derivative (Ineffective Portion)	2016	2015	2014
Interest rate swap agreements	Interest expense (income)	$(7)	$(51)	$21
		$(7)	$(51)	$21

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company expects $6,821 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

12.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  The Company is also liable for contingent consideration from the SSP acquisition that is subject to fair value measurement.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Extended Term B-1 Loans and the Term B-2 Loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of December 31, 2016 and 2015, respectively, for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Term B-2 Loans	-	699,683	-	699,683
Extended Term B-1 Loans	-	114,308	-	114,308
	$-	$813,991	$-	$813,991

December 31, 2015
Term B-1 Loans	$-	$106,360	$-	$106,360
Term B-2 Loans	-	443,580	-	443,580
Extended Term B-1 Loans	-	76,922	-	76,922
	$-	$626,862	$-	$626,862

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The following table presents the amounts carried at fair value as of December 31, 2016 and 2015 for the Company’s other financial instruments.  Fair value of interest rate swap agreements in based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Interest rate swap agreements	$-	$(14,449)	$-	$(14,449)
	$-	$(14,449)	$-	$(14,449)

December 31, 2015
Interest rate swap agreements	$-	$(11,989)	$-	$(11,989)
	$-	$(11,989)	$-	$(11,989)

13.	Income Taxes

Income (loss) before provision (benefit) for income taxes includes the following components:

	2016	2015	2014
United States	$(237,486)	$(94,746)	$238,332
Foreign	(2,080)	877	9,704
Total	$(239,566)	$(93,869)	$248,036

The components of the provision (benefit) for income taxes are as follows:

	2016	2015	2014
Federal	$(19,056)	$(23,515)	$30,656
State and local	674	359	3,754
Foreign	907	1,396	5,193
Subtotal	(17,475)	(21,760)	39,603
Change in deferred taxes	(81,966)	19,821	37,810
Total	$(99,441)	$(1,939)	$77,413

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The effective tax rate for 2014 was a provision on income, while 2016 and 2015 were provisions on losses.  A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net	1.5	0.2	1.2
Foreign tax rate differential and adjustment	(0.1)	0.1	0.6
U.S. statutory depletion	3.7	9.7	(5.8)
Manufacturers' deduction	(0.1)	(4.0)	(0.9)
Unremitted foreign earnings	0.2	(4.1)	0.0
Goodwill impairment	0.0	(6.2)	0.0
Valuation allowance	(4.4)	(27.6)	0.5
Loss carryback	6.6	0.0	0.0
Other items, net	(0.9)	(1.0)	0.6
Effective rate	41.5%	2.1%	31.2%

The difference between the statutory U.S. tax rate and the Company’s effective tax rate in 2016 is principally due to the benefit from a loss carryback; an increase in the valuation allowance primarily related to federal and state net operating loss carryforwards; and tax depletion.  The difference between the statutory U.S. tax rate and the Company’s effective tax rate in 2015 is due to the accrual of deferred taxes on the cumulative amount of foreign undistributed earnings resulting from a change in the Company’s indefinite reinvestment assertion; an increase in the valuation allowance primarily related to U.S. alternative minimum tax credits and U.S. research credits; a goodwill impairment charge for which the Company could not record an income tax benefit; tax depletion; and the manufacturers’ deduction.  The difference between the statutory U.S. tax rate and the Company’s effective tax rate in 2014 is primarily due to tax depletion and nondeductible expenses.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets
Accrued liabilities	$2,771	$1,088
Inventory	775	3,168
Stock compensation	18,784	19,213
Deferred compensation	1,039	1,161
Interest rate derivatives	5,189	4,373
Pension	3,210	3,425
Intangibles	11,401	13,791
Foreign tax credit carryforwards	1,662	1,196
Alternative minimum tax credit carryforwards	6,509	24,463
Research and experimentation tax credit carryforwards	540	971
Net operating loss carryforwards	72,901	965
Other assets	1,985	2,027
Total deferred tax assets before valuation allowance	126,766	75,841
Valuation allowance	(21,959)	(27,230)
Total deferred tax assets after valuation allowance	104,807	48,611

Deferred tax liabilities
Property, plant, and equipment	(107,089)	(131,278)
Unremitted foreign earnings	(905)	(2,553)
Other liabilities	(2,626)	(3,515)
Total deferred tax liabilities	(110,620)	(137,346)

Net deferred tax assets (liabilities)	$(5,813)	$(88,735)

Total deferred assets before valuation allowance in the table above does not include a deferred tax asset of $4,249 relating to unrealized stock compensation deductions.

As of December 31, 2016 and 2015, the Company had deferred tax assets relating to U.S. alternative minimum tax credit carryforwards of $6,509 and $24,463, respectively, foreign tax credit carryforwards of $1,662 and $1,196, respectively, research and experimentation tax credit carryforwards of $540 and $971, respectively, federal net operating loss carryforwards of $72,119 and $0, respectively, state net operating loss carryforwards of $4,468 and $965, respectively, and foreign net operating loss carryforwards $921 and $0, respectively.  The U.S. alternative minimum tax credit carryforwards have an indefinite carryforward period.  The foreign tax credit carryforwards will expire in 2024.  The research and development tax credit carryforwards and federal net operating loss carryforwards expire between 2034 and 2036.  A majority of the state net operating loss carryforwards expire between 2028 and 2036, while the foreign net operating loss carryforwards expire between 2021 and 2036.  The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

In 2015, as a result of the economic downturn and the Company’s upcoming debt service requirements, the Company withdrew its indefinite reinvestment assertion for foreign subsidiaries’ unremitted earnings.  In 2016 and 2015, the Company provided deferred taxes of $905 and $2,553, respectively, representing the amount of the expected residual U.S. tax that will be payable upon repatriation of unremitted foreign earnings.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company or its subsidiaries file income tax returns in the United States, Canada, China, Mexico, and Denmark.  The Company is subject to income tax examinations for its U.S. Federal income taxes for the preceding three fiscal years and, in general, is subject to state and local income tax examinations for the same periods.  The Company is currently under examination by the Internal Revenue Service for the periods related to 2013 and 2015.  The Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions:  Canada for years after 2011, Mexico for years after 2010, and China and Denmark for years after 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Unrecognized tax benefits balance - January 1	$5,200	$5,327	$3,038
Increases (decreases) for tax positions in prior years	(2,685)	(222)	2,201
Increases (decreases) for tax positions in current year	503	95	88
Unrecognized tax benefits balance - December 31	$3,018	$5,200	$5,327

Interest and penalty amounts previously included in the reconciliation have been removed.

At December 31, 2016 and 2015, the Company had $3,018 and $5,200, respectively, of unrecognized tax benefits.  If the $3,018 were recognized, $1,708 would affect the effective tax rate.  Interest and penalties are recorded in provision for income taxes.  At December 31, 2016 and 2015, the Company had $1,827 and $1,752, respectively, of accrued interest and penalties related to unrecognized tax benefits recorded.

14.	Common Stock and Stock-Based Compensation

The Company has a single class of par value $0.01 per share common stock.  Each share of common stock has identical rights and privileges and is entitled to one vote per share.  The Company has authorized, but not issued, a single class of par value $0.01 per share preferred stock.

The Company has several stock plans that allow for granting of options to acquire common shares to employees and key non-employees.  As of December 31, 2013, the plans consisted of the FML Holdings, Inc. Non-Qualified Stock Option Plan (the “1997 Plan”), the Long Term Incentive Compensation Plan (the “2006 Plan”), and the FML Holdings, Inc. Stock Option Plan (the “2010 Plan”).  At December 31, 2014, the 1997 Plan, the 2006 Plan, and the 2010 Plan were still in existence, and a new plan, the FMSA Holdings Inc. 2014 Long Term Incentive Plan (the “LTIP”) was added as of September 11, 2014.  The LTIP authorized and issued both non-qualified stock options as well as restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”).  The Company modified the LTIP to allow retirement-eligible participants (defined as age 55, plus 10 years of service) to continue to vest in options following retirement, and also allow retired participant to exercise options for up to 10 years from grant date.

For all stock plans, the options are exercisable for a ten year period.  Options are exercisable at times determined by the compensation committee of the Company and, as set forth in each individual option agreement.  The options may become exercisable over a period of years or become exercisable only if performance or other goals set by the Board are attained, or may be a combination of both.  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the option expires, which is typically 10 years from the grant date.  Options granted after 2009 contain a 7-year vesting period that may be shortened to five years upon attainment of certain Company performance, except for stock issued under the LTIP Plan, which has a 5-year vesting period that may be shortened to three years upon attainment of certain Company performance goals as determined by the compensation committee.  The stock plans also contain a change in control provision that provides for immediate vesting upon certain changes of ownership of the company.  All options granted prior to 2010 are fully vested.  RSUs granted under the LTIP in 2015 vest after a 6-year period and vesting can be accelerated to four years upon attainment of certain Company performance goals as determined by the compensation committee.  Options granted under the LTIP in 2016 vest ratably over a 3-year period.  RSUs granted under the LTIP in 2016 vest ratably over a

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

4-year period.  PRSUs granted under the LTIP in 2016 cliff vest after a 3-year period and can be accelerated upon attainment of certain Company performance goals as determined by the compensation committee.

The weighted-average fair value of RSUs granted during the years ended December 31, 2016 and 2015 was $2.42 and $8.80, respectively, based on the closing price of the underlying share as of the grant date.  The weighted-average fair value of PRSUs granted during the year ended December 31, 2016 was $2.27.  The weighted-average fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was $2.24, $8.79, and $8.49, respectively, based on the Black-Scholes-Merton options-pricing model, with the following assumptions:

	2016	2015	2014
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	97.47%	45.61%	48.72%
Risk-free interest rate	1.26 - 1.47%	1.65 - 2.03%	1.94 - 2.03%
Expected option life	6.0 years	6.5 years	6.5 years

The Company has no current plans to declare a dividend that would require a dividend yield assumption other than zero.  For the years ended December 31, 2015 and 2014, expected volatility was based on the volatilities of various comparable companies’ common stock.  Although the Company has been publicly traded since October 3, 2014, the Company previously did not believe the expected volatility of options could be computed based solely on the price of the Company’s common stock.  The comparable companies were selected by analyzing public companies in the industry based on various factors including, but not limited to, company size, financial data availability, active trading volume, and capital structure.  For the year ended December 31, 2016, the Company concluded two full years of public trading of its common stock and, therefore, expected volatility is based on the price of its common stock.  The risk-free interest rate is an interpolated rate from the U.S. constant maturity treasury rate for a term corresponding to the expected option life.  However, because the Company has little recent historical data to provide a reasonable basis to estimate the expected life of the options, the Company uses the simplified method, which assumes the expected life is the mid-point between the vesting date and the end of the contractual term.
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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company recorded $8,870, $4,525, and $16,571 of stock compensation expense related to these options, RSUs, and PRSUs for the years ended December 31, 2016, 2015, and 2014, respectively.  The 2016 stock compensation expense includes approximately $2,135 related to the modification of the retirement provisions of the LTIP.  Stock compensation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.

Option activity during 2016 is as follows:

		Weighted		Weighted	Performance	Weighted
		Average Exercise	Restricted	Average Price at	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date	Stock Units	PRSU Issue Date
Outstanding at December 31, 2015	16,277	$6.28	579	$10.45	-	$-
Granted	1,740	2.24	1,025	2.42	481	2.27
Exercised	(3,071)	2.10	(14)	8.83	-	-
Forfeited	(633)	8.61	(113)	6.82	(23)	2.04
Expired	(715)	8.81	(18)	6.82	-	-
Outstanding at December 31, 2016	13,598	$6.45	1,459	$5.10	458	$2.28

Exercisable at December 31, 2016	7,133	$5.03	-	$-	-	$-

Options outstanding as of December 31, 2016 and 2015, respectively, have an aggregate intrinsic value of $80,510 and $4,129 and a weighted average remaining contractual life of 5.6 years and 5.7 years.  Options that are exercisable as of December 31, 2016 and 2015, respectively, have an aggregate intrinsic value of $50,492 and $4,129 and a weighted average remaining contractual life of 4.0 years and 4.6 years.  The aggregate intrinsic value represents the difference between the fair value of the Company’s shares of $11.79 and $2.35 per share at December 31, 2016 and 2015, respectively, and the exercise price of the dilutive options, multiplied by the number of dilutive options outstanding at that date.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $17,992, $1,839, and $51,410, respectively.

Net cash proceeds from the exercise of stock options were $6,438, $1,767, and $6,540 in the years ended December 31, 2016, 2015, and 2014, respectively.

There was $6,423, $656, and $16,143 of income tax benefits realized from stock option exercises in the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, options to purchase 13,598 common shares were outstanding at a range of exercise prices of $1.43 to $20.52 per share.  At December 31, 2015, options to purchase 16,277 common shares were outstanding at a range of exercise prices of $1.43 to $20.52 per share.  As of December 31, 2016, $16,735 of unrecognized compensation cost related to non-vested stock options, RSUs, and PRSUs is expected to be recognized over a weighted-average period of approximately 3.2, 3.4, and 2.2 remaining years, respectively.  As of December 31, 2015, $17,272 of unrecognized compensation cost related to non-vested stock options and RSUs is expected to be recognized over a weighted-average period of approximately 4.2 remaining years.

On July 26, 2016, the Company completed a public offering of 25,000 shares of its common stock.  In addition, the underwriters completed their exercise of an overallotment option on July 28, 2016 to sell an additional 3,750 shares (collectively, the “July 2016 offering”).  Cash proceeds received by the Company for the 28,750 shares sold were approximately $161,000, net of underwriting commissions and offering expenses.  On October 25, 2016, the Company completed a public offering of 30,250 shares of its common stock (the “October 2016 offering”).  Cash proceeds received by the Company for the shares sold were approximately $277,000, net of underwriting commissions and offering expenses.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company used a substantial portion of the proceeds from these offerings to pay down or repurchase its Term Loans and the balance will be used for general corporate purposes, which include, but are not limited to, working capital, further repayment, redemption or refinancing of debt and leases, capital expenditures, investments in or loans to subsidiaries and joint ventures, and satisfaction of other obligations.  See Note 9 for further detail.

15.	Defined Benefit Plans

The Company maintains two defined benefit pension plans, the Wedron pension plan and the Troy Grove pension plan, covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service.

The following assumptions were used to determine the Company’s obligations under the plans:

	Wedron Pension		Troy Grove Pension
	2016	2015	2016	2015
Discount rate	4.00%	3.75%	4.25%	4.00%
Long-term rate of return on plan assets	7.40%	7.50%	7.40%	7.50%

The difference in the discount rates used for the Wedron Pension and the Troy Grove Pension is due to the differing characteristics of the two plans, including employee characteristics and plan size.  The Company uses a cash flow matching approach to determine its discount rate using each plan’s projected cash flows and the BPS&M yield curve.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Benefits under the Wedron plan were frozen effective December 31, 2012.  Benefit under the Troy Grove plan were frozen effective December 31, 2016.  During 2016, the Troy Grove plan was amended to allow unreduced retirement benefits for certain plan participants.  The $181 impact of this amendment is recognized in expense in 2016.  The plans were underfunded by $2,096 and $2,199 as of December 31, 2016 and 2015, respectively, as shown below:

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$8,812	$9,146
Service cost	84	108
Interest cost	348	340
Actuarial (gain) loss	(82)	(525)
Benefit payments	(276)	(257)
Plan amendments	181	-
Benefit obligation at end of year	$9,067	$8,812

Change in plan assets
Fair value of plan assets at beginning of year	$6,613	$6,897
Actual return on plan assets	558	(90)
Employer contributions	76	63
Benefit payments	(276)	(257)
Fair value of plan assets at end of year	$6,971	$6,613

Accrued benefit cost	$(2,096)	$(2,199)

The accrued benefit cost is included in the Consolidated Balance Sheets in other long-term liabilities.

The following relates to the defined benefit plans for the years ended December 31, 2016, 2015, and 2014, respectively:

	Year Ended December 31,
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$84	$108	$74
Interest cost	348	340	332
Expected return on plan assets	(480)	(508)	(585)
Amortization of prior service cost	-	16	19
Amortization of net actuarial loss	265	280	159
Curtailment	182	-	-
Net periodic benefit cost	$399	$236	$(1)

	Year Ended December 31,
	2016	2015	2014
Changes in other comprehensive income (loss)
Net actuarial gain (loss)	$158	$(75)	$(1,699)
Amortization of prior service cost	-	16	16
Amortization of net actuarial loss	265	280	164
Curtailment	182	-	-
Deferred tax asset	(180)	(124)	569
Other comprehensive income (loss)	$425	$97	$(950)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Pension expense for such plans totaled $399 and $236 for the years ended December 31, 2016 and 2015, respectively.  Pension income for such plans totaled $1 for the year ended December 31, 2014.

Expected contributions into the plans for the year ended December 31, 2017 are $69.

The net actuarial loss and prior service cost that the Company expects will be amortized from accumulated other comprehensive loss into periodic benefit cost in the year ending December 31, 2016 are $237 and $0, respectively.

Benefits expected to be paid out over the next ten years:

Year Ending	Benefit Payment
2017	$356
2018	395
2019	426
2020	458
2021	481
2022-2026	2,653

Fair value measurements for assets held in the benefit plans as of December 31, 2016 are as follows:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Cash	$60	$-	$-	$60
Fixed income	1,860	-	-	1,860
Mutual funds	5,051	-	-	5,051
	$6,971	$-	$-	$6,971

16.	Other Benefit Plans

The Company previously participated in a multiemployer defined benefit pension plan.  The Company withdrew from the plan in October 2015 and has recorded a liability of $9,283 as of December 31, 2016, which is payable in annual installments until November 2035.

The Company has a defined contribution plan (401(k) Plan) covering substantially all employees.  Under the provisions of the 401(k) Plan, the Company matches 50% of the first 5% of each employee’s contribution into the 401(k) Plan.  Company match contributions were $1,231, $1,191, and $1,179, for the years ended December 31, 2016, 2015, and 2014, respectively.  Included in these contributions are Company contributions to the 401(k) Plan for Wedron Silica union members, which were $365, $352, and $315 for the years ended December 31, 2016, 2015, and 2014 respectively.

The Company may, at its discretion, make additional contributions, which are determined in part based on the Company’s return on investable assets, to the Plan.  There were no discretionary contributions accrued at December 31, 2016.  Participant accounts in the 401(k) Plan held 5,947 of common stock shares of the Company as of December 31, 2016.  Discretionary contributions accrued at December 31, 2015 were $1,223.  Participant accounts in the 401(k) Plan held 6,434 of common stock shares of the Company as of December 31, 2015.

Effective January 1, 1999, the Company adopted a Supplemental Executive Retirement Plan (SERP) for certain employees who participate in the Company’s 401(k) Plan and/or the Employee Stock Bonus Plan (ESBP).  The purpose of the SERP is to provide an opportunity for the participants of the SERP to defer compensation and to receive their pro rata share of former ESBP contributions.  Due to income restrictions imposed by the IRS code, such contributions were formerly made to the ESBP but, in some instances, were forfeited by these employees to the

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

remaining ESBP participant accounts.  Accrued Company contributions to the SERP were $0 and $60 for the years ended December 31, 2016 and 2015, respectively.

The Company has deferred compensation agreements with various management employees that provide for supplemental payments upon retirement.  These amounts are being accrued for over the estimated employment periods of these individuals.

17.	Self-Insured Plans

Certain subsidiaries, located in Illinois and Michigan, are self-insured for workers’ compensation up to $1,000 per occurrence and $3,000 in the aggregate.  In July 2016, the Company moved the Michigan self-insured plan over to the Company’s group captive insurance company.  The Company has an accrued liability of $180 and $463 as of December 31, 2016 and 2015, respectively, for anticipated future payments on claims incurred to date.  Management believes these amounts are adequate to cover all required payments.

The Company is also self-insured for medical benefits.  The Company has an accrued liability of $3,055 and $4,048 as of December 31, 2016 and 2015, respectively, for anticipated future payments on claims incurred to date.  Management believes this amount is adequate to cover all required payments.

18.	Commitments and Contingencies

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others a combination thereof.  Total royalty expense associated with these agreements was $1,429, $1,899, and $3,786 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company leases certain machinery, equipment (including railcars), buildings, and office space under operating lease arrangements.  Total rent expense associated with these leases was $63,997, $67,745, and $56,247 for the years ended December 31, 2016, 2015, and 2014, respectively.

Minimum lease payments, primarily for railcars, equipment, and office leases, due under the long-term operating lease obligations are shown below.  The table below includes railcar leases, which comprise substantially all of the Company’s equipment lease obligations, as well as purchase commitments for guaranteed minimum payments for certain third party terminal operators:

	Equipment	Real Estate	Total
2017	$38,943	$10,018	$48,961
2018	37,113	8,049	45,162
2019	35,674	7,250	42,924
2020	28,395	6,706	35,101
2021	28,249	4,810	33,059
Thereafter	88,183	7,014	95,197
Total	$256,557	$43,847	$300,404

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets.  The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP and other products incorporating SSP technology for the five years commencing on October 1, 2015.  The Company entered into an amendment to this agreement on December 17, 2015.  This amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000.  The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020.  The contingent consideration is accrued and capitalized as part of the cost of the SSP assets at the time a payment is probable and reasonably estimable.  Accordingly, the Company accrued and capitalized $3,794 in the year ended December 31, 2016.

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

In December 2015, the Company was notified by the Securities and Exchange Commission (the “SEC”) that it was being investigated for possible violations of the Foreign Corrupt Practices Act (the “FCPA”) and other securities laws relating to matters concerning certain of the Company’s international operations.  The Company had previously retained outside legal counsel to investigate the subject matter of the SEC’s investigation, and at that time, the Company determined that no further action was necessary.  On November 3, 2016, the Company was notified by the SEC that the SEC staff completed this investigation and that the SEC does not intend to pursue enforcement action against the Company.

19.	Transactions with Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $576, $288, and $2,902 in the years ended December 31, 2016, 2015, and 2014, respectively.  The Company had purchases from an affiliated entity for material purchases related to its operations in China of $0, $62, and $44 in the years ended December 31, 2016, 2015, and 2014, respectively.

The Company paid management fees of $825 in the year ended December 31, 2014.  Concurrent with the Company’s initial public offering on October 3, 2014, the Company no longer pays a management fee to American Securities LLC (“American Securities”).  However, the Company pays American Securities, in accordance with its policy, for Board of Directors fees and Company-related expenses, including travel and lodging, market research, and other miscellaneous expenses.  Fees and expenses paid to American Securities were $323, $374, and $97 in the years ended December 31, 2016, 2015, and 2014, respectively.

20.	Segment Reporting

The Company organizes its business into two reportable segments, Proppant Solutions and Industrial & Recreational Products.  The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

Previously, the segment results were reported based on segment contribution margin, which included selling, general, and administrative expenses directly allocable to an operating segment and excluded certain corporate costs

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

not associated with the operations of the segment.  These corporate costs were separately stated and included costs related to functional areas such as operations management, corporate purchasing, accounting, treasury, information technology, legal and human resources

After evaluation of the Company’s comparability to industry peers and practices, the chief operating decision maker changed the method to evaluate the Company’s operating segments’ performance based on segment gross profit, which does not include any selling, general, and administrative costs or corporate costs.  The change to using segment gross profit results in an increase in segment profitability compared to segment contribution margin as allocable selling, general, and administrative costs were charged against segment contribution margin.  This change was effective beginning in the three months ended September 30, 2016.  All periods presented have been restated accordingly.

	Year Ended December 31,
	2016	2015	2014
Revenues
Proppant Solutions	$416,144	$710,083	$1,232,232
Industrial & Recreational Products	118,869	118,626	124,226
Total revenues	535,013	828,709	1,356,458

Segment gross profit
Proppant Solutions	26,501	175,226	463,426
Industrial & Recreational Products	48,798	44,638	41,578
Total segment gross profit	75,299	219,864	505,004

Operating expenses excluded from segment gross profit
Selling, general, and administrative	79,140	85,191	130,798
Depreciation, depletion, and amortization	72,276	66,754	59,379
Goodwill and other asset impairments	93,148	87,476	-
Restructuring charges	1,155	9,221	-
Other operating expense	8,899	1,357	3,163
Interest expense, net	65,367	62,242	60,842
Gain on repurchase of debt, net	(5,110)	-	-
Other non-operating expense (income)	(10)	1,492	2,786
Income (loss) before provision for income taxes	$(239,566)	$(93,869)	$248,036

Total assets reported in the Proppant Solutions segment were $477,777, $1,152,110, and $1,271,700 as of December 31, 2016, 2015, and 2014, respectively.  Total assets reported in the I&R segment were $57,029, $116,825, and $63,270 as of December 31, 2016, 2015, and 2014, respectively.

The Company’s two largest customers, Halliburton and FTSI, accounted for 30% and 12%, 25% and 18%, and 19% and 16% of consolidated net sales in the years ended December 31, 2016, 2015, and 2014, respectively.  These customers are part of the Company’s Proppant Solutions segment.

21.	Restructuring and Other Charges

As a result of challenging conditions in the energy market, the Company began taking actions in early 2015 to adjust its overall operational footprint and reduce costs.  The Company’s continuing restructuring program primarily consists of workforce reductions and costs to idle or exit facilities.  The Company has largely completed these activities, however, a return to a continued sustained downturn in the oil and gas market could reinitiate this

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

restructuring process.  A summary of the restructuring and other costs recognized for the years ended December 31, 2016, 2015, and 2014, respectively, is as follows:

	Year Ended December 31,
	2016	2015	2014
Restructuring charges
Workforce reduction costs, including
one-time severance payments	$1,155	$1,682	$-
Other exit costs, including multiemployer
pension plan withdrawal liability and
additional cash costs to exit facilities	-	7,539	-
Total restructuring charges	$1,155	$9,221	$-

As a result of these actions, the Company determined that certain of the impacted facilities in the Proppant Solutions segment would not be necessary for ongoing operations and management made the decision to offer the facilities for sale.  The assets and liabilities of these facilities are reclassified in the Consolidated Balance Sheets as assets held-for-sale as of December 31, 2015.

While these restructuring activities primarily were driven by the decline in proppant demand in 2015, certain plants supporting the Industrial & Recreational Products segment have been adversely impacted as well.  A summary of the restructuring and other costs by operating segment for the years ended December 31, 2016, 2015, and 2014, respectively, is as follows:

	Year Ended December 31,
	2016	2015	2014
Restructuring charges
Proppant Solutions	$-	$1,162	$-
Industrial & Recreational Products	-	6,377	-
Corporate	1,155	1,682	-
Total restructuring charges	$1,155	$9,221	$-

As a result of challenging conditions in the proppant market, the Company has made the decision to sell some of its assets in the Proppant Solutions segment that it views as redundant to its current business requirements.  These assets are classified as held-for-sale and have been marked down to their estimated fair values as of December 31, 2015.  However, these assets are no longer classified as held-for-sale as of December 31, 2016.

22.	Geographic Information

The following tables show total Company revenues and long-lived assets.  Revenues are attributed to geographic regions based on the selling location.  Long-lived assets are located in the respective geographic regions.

	Year Ended December 31,
	2016	2015	2014
Revenues
Domestic	$522,870	$798,750	$1,254,071
International	12,143	29,959	102,387
Total revenues	$535,013	$828,709	$1,356,458

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

	December 31, 2016	December 31, 2015	December 31, 2014
Long-lived assets
Domestic	$725,280	$867,352	$832,280
International	2,455	3,645	8,994
Long-lived assets	$727,735	$870,997	$841,274

23.	Quarterly Financial Data (Unaudited)

The following tables set forth the Company’s unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2016 and 2015.  This unaudited quarterly information has been prepared on the same basis as the Company’s annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Revenues	$145,458	$114,249	$134,775	$140,531
Cost of goods sold	118,464	114,129	114,873	112,248
Operating expenses	37,270	134,403	44,363	38,582
Interest expense, net	17,262	16,606	16,175	15,324
Gain on repurchase of debt, net	-	-	-	(5,110)
Other non-operating income	(5)	-	-	(5)
Benefit for income taxes	(15,754)	(63,019)	(20,013)	(655)
Net loss	(11,779)	(87,870)	(20,623)	(19,853)
Less: Net income (loss) attributable to the non-controlling interest	(3)	16	2	52
Net loss attributable to Fairmount Santrol Holdings Inc.	(11,776)	(87,886)	(20,625)	(19,905)

Loss per share, basic	$(0.07)	$(0.54)	$(0.11)	$(0.09)
Loss per share, diluted	$(0.07)	$(0.54)	$(0.11)	$(0.09)
Weighted average number of shares outstanding, basic	161,446	161,647	183,620	212,609
Weighted average number of shares outstanding, diluted	161,446	161,647	183,620	212,609

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Revenues	$301,490	$221,323	$170,950	$134,946
Cost of goods sold	202,548	165,130	131,679	109,488
Operating expenses	41,813	53,835	39,828	114,199
Interest expense, net	15,308	14,894	15,963	16,077
Other non-operating expense	324	-	1,492	-
Provision (benefit) for income taxes	10,617	(26,677)	28,117	(13,996)
Net income (loss)	30,880	14,141	(46,129)	(90,822)
Less: Net income attributable to the non-controlling interest	121	4	71	9
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	30,759	14,137	(46,200)	(90,831)

Earnings (loss) per share, basic	$0.19	$0.09	$(0.29)	$(0.56)
Earnings (loss) per share, diluted	$0.18	$0.08	$(0.29)	$(0.56)
Weighted average number of shares outstanding, basic	160,949	161,368	161,413	161,433
Weighted average number of shares outstanding, diluted	166,331	166,867	161,413	161,433

Operating expenses include restructuring charges of $1,155 for the three months ended June 30, 2016.  Also included in operating expenses is other asset impairments of $76, $90,579, $0, and $2,494 for the three months ended March 31, June 30, September 30, and December 31, 2016, respectively.

Operating expenses include restructuring charges of $324, $8,350, $284, and $263 for the three months ended March 31, June 30, September 30, and December 31, 2015, respectively.  Also included in operating expenses is goodwill and other asset impairments of $0, $6,474, $4,169, and $76,833 for the three months ended March 31, June 30, September 30, and December 31, 2015, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the system of internal control over financial reporting based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon the evaluation under the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 will appear in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2017, which will be filed on April 6, 2017 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers, including their ages, as of March 9, 2017.  There are no family relationships between any of our executive officers.

Name	Age	Position
Jenniffer D. Deckard	51	President and Chief Executive Officer
Michael F. Biehl	61	Executive Vice President, Chief Financial Officer
Gerald L. Clancey	47	Executive Vice President, Chief Commercial Officer
Brian J. Richardson	44	Executive Vice President, Chief People Officer
George W. Magaud	53	Executive Vice President, Chief Strategy & Innovation Officer
Robert B. Larson	45	Executive Vice President, Engineering and Supply Chain Operations
Daniel N. Gerber	64	Executive Vice President, Operations
David J. Crandall	50	Executive Vice President, General Counsel and Secretary
Mark E. Barrus	55	Vice President of Accounting and Controls

Executive Officers of the Registrant

Jenniffer D. Deckard, age 51, has served as President, Chief Executive Officer and Director of Fairmount Santrol since 2013.  Previously, Ms. Deckard served as President from January 2011 until May 2013, Vice President of Finance and Chief Financial Officer from 1999 until 2011, Corporate Controller from 1996 to 1999 and Accounting Manager from 1994 until 1996.  Ms. Deckard joined the Board of RPM International Inc. (NYSE: RPM) in 2015 and serves as a member of RPM’s Governance and Nominating Committee.  In her local community, Ms. Deckard serves on the boards of The Cleveland Foundation, Edwin’s Foundation, The First Tee of Cleveland, The Industrial Minerals Association – North America, and The National Industrial Sand Association.  She also serves on the Case Western Reserve University’s Weatherhead School of Management’s Visiting Committee and the Board of Directors for the Fairmount Santrol Foundation.  Ms. Deckard received a B.S. from the University of Tulsa, her C.P.A. certification from the State of Missouri, and an M.B.A. from Case Western Reserve University.

Michael F. Biehl, age 61, has served as Executive Vice President and Chief Financial Officer since 2016.  Prior to joining Fairmount Santrol, Mr. Biehl served as Executive Vice President and Chief Financial Officer for publicly traded Chart Industries, Inc. for almost 15 years.  Prior to that, he held management positions at the former Oglebay Norton Company and Ernst & Young LLP.  Mr. Biehl received a B.B.A from Ohio University and M.B.A. from Northwestern University’s Kellogg School of Management.  He continues to be a licensed C.P.A. in Ohio and is a member of both the OSCPA and AICPA.  Locally, Mr. Biehl is actively involved at St. Joseph Academy and currently serves as Chairman of its Board of Directors.

Gerald L. Clancey, age 47, has served as Executive Vice President, Chief Commercial Officer since 2015.  In this role, he has responsibility for Domestic and International Sales into the Proppant and Industrial & Recreational (I&R) channels as well as leadership for Supply Chain and Logistics.  Previously, Mr. Clancey served as Executive Vice President of Supply Chain and I&R since 2011, Vice President of Sales for I&R from 2002 to 2011 and General Sales Manager for the company’s TechniSand resin-coated foundry division from 1998 to 2002.  He was previously President of the Foundry Educational Foundation and served several terms on its Board of Directors.  Mr. Clancey received a B.S. from Kent State University and M.B.A. from the University of Notre Dame.

Brian J. Richardson, age 44, has served as Executive Vice President, Chief People Officer since 2015.  In this capacity he provides leadership for our Human Resources, Information Technology, Risk Management, Sustainable Development and Internal Communications functions.  Prior to joining the company, Mr. Richardson was Sr. Vice

President of Human Resources for the Global Finishes Group of The Sherwin-Williams Company.  Mr. Richardson serves on the National Board of Directors of the Alzheimer’s Association, where he is a member of the Executive Committee and Chair of the Strategic Planning Committee.  Locally, he serves on the Board of Directors for the United Way of Greater Cleveland, where he is a member of the Executive Committee and Chair of the Human Resources Committee.  Mr. Richardson received a B.A. Finance from Baldwin-Wallace College and M.B.A. from The Ohio State University.

George W. Magaud, age 53, has served as Executive Vice President, Chief Strategy & Innovation Officer since 2015.  In this role, he leads the company’s Strategic Development efforts as well as the Marketing and R&D organizations.  Prior to this, he served as Executive Vice President, Strategic Development since joining the company in 2014.  Previously, Mr. Magaud worked for Lafarge where he held positions in Strategy and Business Development, Marketing and Product Development, as well as Operations in Europe and in the United States.  Mr. Magaud received his undergraduate degree from Yale University and a business degree from Institut d’Etudes Politiques de Paris.

Robert B. Larson, age 45, has served as Executive Vice President, Engineering and Supply Chain Operations since April 2016.  Previously, Mr. Larson served as Senior Vice President of Engineering, Process & Technology since 2015 and Vice President of Engineering from 2011 to 2015.  He served as both a Manager and then Director of Engineering from 2003 until 2011.  Mr. Larson currently serves as the Chairman of the Engineering and Technology committee for The Industrial Minerals Association of North America.  He holds a B.S. in Electrical Engineering from the University of Illinois and M.B.A. from the University of Michigan’s Ross School of Business.

Daniel N. Gerber, age 64, has served as Executive Vice President, Operations since 2016.  Previously, Mr. Gerber served as Senior Vice President and Vice President of Operations from 2010 until 2016 and Director of Operations and Manager of Illinois Operations within the Industrial Sand Division, from 2004 until 2010.  Prior to joining the company, Mr. Gerber was Vice President of Operations for Better Materials Corporation as well as the US Silica Corporation.  He currently serves as the Vice Chairman of National Industrial Sand Association.  Mr. Gerber received a B.S. in Mining Engineering from the University of Wisconsin-Platteville.

David J. Crandall, age 50, has served as Executive Vice President, General Counsel and Secretary since January 2017.  Previously, Mr. Crandall served as Sr. Vice President, General Counsel and Secretary from January 2016 to December 2016 and Vice President, General Counsel and Secretary from January 2011 to December 2015.  Prior to joining Fairmount Santrol, he was a Partner at Calfee, Halter & Griswold, L.L.P, where he practiced general corporate and merger and acquisition law.  He graduated Phi Beta Kappa, Magna Cum Laude with a B.S. in Economics from Allegheny College and graduated Cum Laude from the Syracuse University College of Law.

Mark E. Barrus, age 55, served as Interim Chief Financial Officer from October 2015 to April 2016.  In this role, he served as the Company’s interim principal financial officer and interim principal accounting officer.  Upon the hiring of Mr. Biehl, Mr. Barrus returned to the role he has held since joining the Company in 2014 as Vice President of Accounting and Controls.  He is responsible for external reporting, internal controls, compliance, and taxation.  Prior to joining the Company, he was Vice President, Controller, and Principal Accounting Officer at NACCO Industries from 2013 to 2014.  Before joining NACCO, Mr. Barrus was with KPMG LLP, where he had been a partner since 2002.  Mr. Barrus earned both his B.S. and M. Acc. degrees with honors from Case Western Reserve University.  He is a Certified Public Accountant in the State of Ohio.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

A)	The consolidated financial statements of Fairmount Santrol Holdings Inc. and Subsidiaries contained in Part II, Item 8 of the Annual Report on Form 10-K:
•	Consolidated Statements of Income (Loss) for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
B)	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015, and 2014, contained on page 107 of this Annual Report on Form 10-K
C)	The exhibits listed in the Exhibit Index beginning on page 108 of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2017.

FAIRMOUNT SANTROL HOLDINGS INC.

By:	/s/ Jenniffer D. Deckard
Jenniffer D. Deckard
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jenniffer D. Deckard	President, Chief Executive Officer, and Director	March 9, 2017
Jenniffer D. Deckard	(Principal Executive Officer)

/s/ Michael F. Biehl	Executive Vice President and Chief Financial Officer	March 9, 2017
Michael F. Biehl	(Principal Financial Officer and Principal Accounting Officer)

/s/ William E. Conway	Director	March 9, 2017
William E. Conway

/s/ Michael G. Fisch	Director	March 9, 2017
Michael G. Fisch

/s/ Charles D. Fowler	Director	March 9, 2017
Charles D. Fowler

/s/ Stephen J. Hadden	Director	March 9, 2017
Stephen J. Hadden

/s/ Michael C. Kearney	Director	March 9, 2017
Michael C. Kearney

/s/ William P. Kelly	Director	March 9, 2017
William P. Kelly

/s/ Matthew F. LeBaron	Director	March 9, 2017
Matthew F. LeBaron

/s/ Michael E. Sand	Director	March 9, 2017
Michael E. Sand

/s/ Lawrence N. Schultz	Director	March 9, 2017
Lawrence N. Schultz

Fairmount Santrol Holdings Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2016, 2015, and 2014

(in thousands)

		Charged to Cost	Charged to Other
	Beginning Balance	and Expenses	Accounts	Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$2,470	$1,851	$-	$(1,266)	$3,055
Year ended December 31, 2015	4,255	1,968	-	(3,753)	2,470
Year ended December 31, 2014	796	3,605	-	(146)	4,255

Valuation Allowance for Net Deferred Tax Assets:
Year ended December 31, 2016	$27,230	$-	$-	$(5,271)	$21,959
Year ended December 31, 2015	1,309	25,921	-	-	27,230
Year ended December 31, 2014	-	1,309	-	-	1,309

FAIRMOUNT SANTROL HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.  All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

(x)  Filed herewith

(*)  Management contract or compensatory plan or arrangement

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

10.7	Form of Fourth Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 10.7 on Form S-1, filed on September 18, 2014).

10.8*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 on Form S-1, filed on September 18, 2014).

10.9*	Form of FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.10*	Form of Stock Option Agreement for FMSA Holdings Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.9 on Form S-1, filed on September 18, 2014).

10.11*	Amendment I to the FMSA Holdings Inc. Non-Qualified Stock Option Plan Stock Option Agreement (incorporated by reference to Exhibit 10.10 on Form S-1, filed on September 18, 2014).

10.12*	Form of FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 on Form S-1, filed on September 18, 2014).

10.13*	Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 on Form S-1, filed on September 18, 2014).

10.14*	Amendment I to the FMSA Holdings Inc. Long Term Incentive Compensation Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 on Form S-1, filed on September 18, 2014).

10.15*	Form of FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 on Form S-1, filed on September 18, 2014).

10.16*	Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 on Form S-1, filed on September 18, 2014).

10.17*	Amendment I to the FMSA Holdings Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.16 on Form S-1, filed on September 18, 2014).

10.18*	Form of FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 on Form S-1, filed on September 18, 2014).

10.19*	Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 on Form S-1, filed on September 18, 2014).

10.20*	Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 on Form S-1, filed on September 18, 2014).

10.21*	Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 on Form S-1, filed on September 18, 2014).

10.22*	Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 on Form S-1, filed on September 18, 2014).

10.23

Third Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of April 30, 2015, among Fairmount Santrol Inc., the signatories thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 5, 2015).

Exhibit No.	Description

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

10.26*	Form of Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on December 16, 2015).

10.27*	Omnibus Amendment to Outstanding Stock Option Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 on Form 8-K, filed on December 16, 2015).

10.28*

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

10.30

Omnibus Amendment, dated May 20, 2016, to the Interests Purchase Agreement, dated April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC, and Self-Suspending Proppant LLC (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed on August 4, 2016).

10.31(x)	Second Omnibus Amendment, dated September 9, 2016, to the Interests Purchase Agreement, dated April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC, and Self-Suspending Proppant LLC.

10.32*

Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2006 Long Term Incentive Compensatory Plan (incorporated by reference to Exhibit 10.1 on Form 10-Q, filed on November 3, 2016).

10.33*	Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.2 on Form 10-Q, filed on November 3, 2016).

10.34*

Amended and Restated Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 on Form 10-Q, filed on November 3, 2016).

10.35*	Severance Agreement by and between Fairmount Santrol Holdings Inc. and Michael F. Biehl, dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q, filed on May 10, 2016).

10.36

Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement, dated as of April 28, 2016, among Fairmount Santrol Inc., the lenders party thereto, and Barclays Bank plc, as administrative agent (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on May 2, 2016).

10.37(x)	Amendment No. 1 to the FMSA Holdings Inc. 2014 Long Term Incentive Plan, dated February 1, 2017, by Fairmount Santrol Holdings Inc.

21.1(x)	List of Subsidiaries of Fairmount Santrol Holdings Inc.

23.1(x)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

Exhibit No.	Description

31.2(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1(x)	Mine Safety Disclosure Exhibit

99.1(x)	Consent of GZA GeoEnvironmental, Inc.

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document