Form 10-Q
period 2017-03-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2017-05-04
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-36670

FAIRMOUNT SANTROL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1831554
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8834 Mayfield Road

Chesterland, Ohio 44026

(Address of Principal Executive Offices) (Zip Code)

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of May 1, 2017:  223,943,103

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues	$172,583	$145,458
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	131,752	118,464

Operating expenses
Selling, general and administrative expenses	22,470	18,278
Depreciation, depletion and amortization expense	19,442	18,586
Asset impairments	-	76
Other operating expense (income)	(1,060)	330
Loss from operations	(21)	(10,276)

Interest expense, net	12,537	17,262
Other non-operating expense (income)	-	(5)
Loss before benefit from income taxes	(12,558)	(27,533)

Benefit from income taxes	(1,148)	(15,754)
Net loss	(11,410)	(11,779)
Less: Net income (loss) attributable to the non-controlling interest	178	(3)
Net loss attributable to Fairmount Santrol Holdings Inc.	$(11,588)	$(11,776)

Loss per share
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted average number of shares outstanding
Basic	223,739	161,446
Diluted	223,739	161,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(11,410)	$(11,779)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(39)	147
Pension obligations	61	74
Change in fair value of derivative agreements	1,613	(2,918)
Total other comprehensive income (loss), before tax	1,635	(2,697)
Provision (benefit) for income taxes related to items of other comprehensive income (loss)	1,316	(724)
Comprehensive loss, net of tax	(11,091)	(13,752)
Comprehensive income (loss) attributable to the non-controlling interest	178	(3)
Comprehensive loss attributable to Fairmount Santrol Holdings Inc.	$(11,269)	$(13,749)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$210,664	$194,069
Accounts receivable, net of allowance for doubtful accounts of $2,196 and $3,055
at March 31, 2017 and December 31, 2016, respectively	95,345	78,942
Inventories, net	61,688	52,650
Prepaid expenses and other assets	6,240	7,065
Refundable income taxes	19,132	21,077
Total current assets	393,069	353,803

Property, plant and equipment, net	722,461	727,735
Deferred income taxes	1,244	1,244
Goodwill	15,301	15,301
Intangibles, net	94,186	95,341
Other assets	9,023	9,486
Total assets	$1,235,284	$1,202,910

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$11,617	$10,707
Accounts payable	51,545	37,263
Accrued expenses and deferred revenue	45,435	26,185
Total current liabilities	108,597	74,155

Long-term debt	833,492	832,306
Deferred income taxes	6,893	7,057
Other long-term liabilities	43,105	38,272
Total liabilities	992,087	951,790

Commitments and contingent liabilities (Note 13)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at March 31, 2017 and December 31, 2016	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares outstanding: 223,939 and 223,601 at March 31, 2017
and December 31, 2016, respectively	2,422	2,422
Additional paid-in capital	297,190	297,649
Retained earnings	252,831	264,852
Accumulated other comprehensive loss	(18,683)	(19,002)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	533,760	545,921
Less: Treasury stock at cost
Shares in treasury: 18,409 and 18,666 at March 31, 2017
and December 31, 2016, respectively	(290,813)	(294,874)
Total equity attributable to Fairmount Santrol Holdings Inc.	242,947	251,047
Non-controlling interest	250	73
Total equity	243,197	251,120
Total liabilities and equity	$1,235,284	$1,202,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)

Balances at December 31, 2015	$2,391	161,433	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Stock options exercised	1	70	100	-	-	-	-	101	-	101
Stock compensation expense	-	-	1,653	-	-	-	-	1,653	-	1,653
Tax effect of stock options exercised, forfeited, or expired	-	-	(738)	-	-	-	-	(738)	-	(738)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(535)	(535)
Net loss	-	-	-	(11,776)	-	-	-	(11,776)	(3)	(11,779)
Other comprehensive loss	-	-	-	-	(1,973)	-	-	(1,973)	-	(1,973)
Balances at March 31, 2016	$2,392	161,503	$777,720	$393,268	$(19,666)	$(1,227,663)	77,765	$(73,949)	$310	$(73,639)

Balances at December 31, 2016	$2,422	223,601	$297,649	$264,852	$(19,002)	$(294,874)	18,666	$251,047	$73	$251,120
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-
Re-issuance of treasury stock	-	257	-	-	-	4,061	(257)	4,061	-	4,061
Share-based awards exercised or distributed	-	81	(3,575)	-	-	-	-	(3,575)	-	(3,575)
Stock compensation expense	-	-	3,116	-	-	-	-	3,116	-	3,116
Impact of adoption of ASU 2016-09 (See Note 9)	-	-	-	(699)	-	-	-	(699)	-	(699)
Tax impact of adoption of ASU 2016-09	-	-	-	266	-	-	-	266	-	266
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(1)	(1)
Net income (loss)	-	-	-	(11,588)	-	-	-	(11,588)	178	(11,410)
Other comprehensive income	-	-	-	-	319	-	-	319	-	319
Balances at March 31, 2017	$2,422	223,939	$297,190	$252,831	$(18,683)	$(290,813)	18,409	$242,947	$250	$243,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(11,410)	$(11,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	17,530	17,451
Amortization	3,130	2,827
Reserve for doubtful accounts	(447)	1,878
Asset impairments	-	76
Gain on sale of fixed assets	(714)	(112)
Deferred income taxes and taxes payable	119	(16,139)
Refundable income taxes	1,945	2,948
Stock compensation expense	2,416	1,653
Change in operating assets and liabilities:
Accounts receivable	(15,956)	(9,608)
Inventories	(9,038)	1,103
Prepaid expenses and other assets	(1,078)	3,286
Accounts payable	12,981	1,980
Accrued expenses and deferred revenue	26,489	(4,150)
Net cash provided by (used in) operating activities	25,967	(8,586)

Cash flows from investing activities
Proceeds from sale of fixed assets	957	588
Capital expenditures and stripping costs	(7,025)	(13,744)
Other investing activities	(758)	-
Net cash used in investing activities	(6,826)	(13,156)

Cash flows from financing activities
Payments on long-term debt	(2,170)	(3,128)
Payments on capital leases and other long-term debt	(817)	(1,724)
Proceeds from option exercises	486	101
Tax effect of stock options exercised, forfeited, or expired	-	(738)
Transactions with non-controlling interest	(1)	(535)
Net cash used in financing activities	(2,502)	(6,024)

Change in cash and cash equivalents related to assets classified as held-for-sale	-	34
Foreign currency adjustment	(44)	118
Increase (decrease) in cash and cash equivalents	16,595	(27,614)

Cash and cash equivalents:
Beginning of period	194,069	171,486
End of period	$210,664	$143,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Fairmount Santrol Holdings Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The condensed consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the 2016 Annual Report on Form 10-K and notes thereto and information included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The Update is expected to impact the Company’s consolidated financial statements as the Company has certain operating and land lease arrangements for which it is the lessee.  ASC 842 supersedes the previous leases standard, ASC 840 – Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), which provides guidance on simplified accounting for and presentation of share-based payment transactions, including income tax consequences, minimum tax withholding requirements, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The ASU requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and all share-based payment tax-related cash flows to be reported as operating activities in the statement of cash flows.  Regarding tax withholding requirements, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rates without classifying the award as a liability.  The ASU also permits

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur, which is the policy election made by the Company.  The ASU is effective beginning January 1, 2017.  Accordingly, the Company has incorporated this guidance in its financial statements and disclosures beginning with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.  This guidance has no material impact on the Company’s financial statements and disclosures.

In April and May 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These ASU’s each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs.  This guidance is effective beginning January 1, 2018.  The Company is in the process of reviewing its various customer contracts in both of its business segments with a combination of applicable sales, legal, and accounting personnel.  The review of several contracts to date has been completed.  In this review, the Company has identified several issues with regards to potential variable consideration, including price adjustments in the contracts as well as provisions similar to take-or-pay arrangements.  The Company is in the process of further review of these issues and whether they constitute a change in the timing of revenue recognition.  The Company intends to use the cumulative effect transition method as of the date of adoption.  This review is in discussion and data-gathering stages and, therefore, the effect of the new guidance on the Company’s financial statements and disclosures is not yet readily determinable.

In January 2017, the FASB issued ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.  The ASU eliminates Step 2 from goodwill impairment testing.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  As a result of the ASU, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  The ASU is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The ASU requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items.  The ASU also requires only the service cost component to be eligible for capitalization when applicable.  The ASU is effective beginning January 1, 2018 with early adoption permitted.  The income statement components of the ASU should be applied retrospectively while the balance sheet component should be applied prospectively.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

2.	Inventories, net

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$8,278	$7,465
Work-in-process	10,717	12,681
Finished goods	43,925	33,760
	62,920	53,906
Less: LIFO reserve	(1,232)	(1,256)
Inventories, net	$61,688	$52,650

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

3.	Property, Plant, and Equipment, net

At March 31, 2017 and December 31, 2016, property, plant, and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Land and improvements	$79,435	$86,298
Mineral reserves and mine development	255,771	253,766
Machinery and equipment	585,973	596,962
Buildings and improvements	187,425	161,057
Furniture, fixtures, and other	3,431	3,440
Construction in progress	8,463	6,748
	1,120,498	1,108,271
Accumulated depletion and depreciation	(398,037)	(380,536)
Property, plant, and equipment, net	$722,461	$727,735

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Based on the adverse business conditions and the idling of certain assets in 2016, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable.  Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets.  Using Level 3 inputs of the fair value hierarchy, critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital.  The Company incurred $76 of such asset impairments in the three months ended March 31, 2016.  These impairments are recorded as asset impairments in operating expenses in the Condensed Consolidated Statements of Income (Loss).  There were no such impairments in the three months ended March 31, 2017.

4.	Long-Term Debt

At March 31, 2017 and December 31, 2016, long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
Term B-2 Loans	717,922	719,632
Extended Term B-1 Loans	117,347	117,634
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	72	88
Capital leases, net	7,007	3,634
Deferred financing costs, net	(7,239)	(7,975)
	845,109	843,013
Less: current portion	(11,617)	(10,707)
Long-term debt including leases	$833,492	$832,306

On September 5, 2013, the Company entered into the Second Amended and Restated Credit Agreement (the “2013 Amended Credit Agreement”).  The 2013 Amended Credit Agreement initially contained a revolving credit facility (“Revolving Credit Facility”) and two tranches of term loans, a term B-1 facility (“Term B-1 Loans”) and a term B-2 facility (“Term B-2 Loans”).  The Revolving Credit Facility, and the Term B-1 and Term B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

The 2013 Amended Credit Agreement was amended in March 2014, April 2015, and May 2015 and joinder agreements were entered into as of August 2014 and September 2014.  These amendments and joinder agreements made various changes to maturity dates and interest rate margins.  In addition, amounts that were initially Term B-1 Loans and balances on the Revolving Credit Facility were converted into term loans with essentially the same terms

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

as the Term B-2 Loans (the “Extended Term B-1 Loans”).  The applicable margin for Term B-1 and Term B-2 Base Rate loans was 2.5% and the margin on Term B-1 and Term B-2 Eurodollar Rate loans was 3.5%.  The Revolving Credit Facility, the Extended Term B-1 Loans, and Term B-2 Loans are secured by a first priority lien on substantially all of the Company’s domestic assets.

On September 30, 2015, the Company entered into an amendment to the 2013 Amended Credit Agreement that modified the Revolving Credit Facility.  These modifications consisted primarily of (i) a reduction in the U.S. revolving commitments from $124,000 to $99,000 (while the aggregate Canadian revolving commitment remained at $1,000) and (ii) changes in the financial covenant governing the availability of amounts under the Revolving Credit Facility if, and only if, the Company has drawn, including letters of credit, more than $31,250 on the Revolving Credit Facility.  At March 31 2017, the full amount of the revolving commitment ($100,000) is available so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017).  The Revolving Credit Facility termination date is September 6, 2018.

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

As of March 31, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.65%, 4.65%, and 4.3%, respectively.

As of March 31, 2017, there was $15,745 available unused capacity on the Revolving Credit Facility and $15,505 committed to outstanding letters of credit.  As of March 31, 2017, the Company has not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.96% at March 31, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

5.	Accrued Expenses and Deferred Revenue

At March 31, 2017 and December 31, 2016, accrued expenses and deferred revenue consisted of the following:

	March 31, 2017	December 31, 2016
Accrued payroll and fringe benefits	$11,549	$10,554
Contingent consideration	3,264	2,507
Accrued income taxes	58	421
Accrued real estate taxes	3,642	4,821
Deferred revenue	17,044	75
Other accrued expenses	9,878	7,807
Accrued expenses and deferred revenue	$45,435	$26,185

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

6.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to Fairmount Santrol Holdings Inc.	$(11,588)	$(11,776)
Denominator:
Basic weighted average shares outstanding	223,739	161,446
Dilutive effect of employee stock options, RSUs, and PRSUs	-	-
Diluted weighted average shares outstanding	223,739	161,446

Loss per common share - basic	$(0.05)	$(0.07)
Loss per common share - diluted	$(0.05)	$(0.07)

All potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share because the Company was in a loss position in the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the amount of outstanding options, RSUs, and PRSUs was 13,887, 1,610, and 597, respectively.

7.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments.  The notional value of these swap agreements is $420,000, which represents a total of approximately 50% of term debt outstanding at March 31, 2017 and effectively fixes the variable rate in a range of 2.92%  to 3.115% for the portion of the debt that is hedged.  The interest rate swap agreements mature on September 5, 2019.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2017	December 31, 2016
Designated as cash flow hedges	Other long-term liabilities	$(12,629)	$(14,488)
Designated as cash flow hedges	Other assets	-	39
		$(12,629)	$(14,449)

In order to represent the ineffective portion of interest rate swap agreements designated as hedges, the Company recognized in interest expense the following in the three months ended March 31, 2017 and 2016:

Derivatives in	Location of Gain (Loss)
ASC 815-20 Cash Flow	Recognized in Income on	Three Months Ended March 31,
Hedging Relationships	Derivative (Ineffective Portion)	2017	2016
Interest rate swap agreements	Interest expense (income)	$(77)	$90
		$(77)	$90

The Company expects 6,384 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

8.	Fair Value Measurements

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Extended Term B-1 Loans and the Term B-2 Loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of March 31, 2017 and December 31, 2016 for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Term B-2 Loans	-	702,408	-	702,408
Extended Term B-1 Loans	-	114,305	-	114,305
	$-	$816,713	$-	$816,713

December 31, 2016
Term B-2 Loans	-	699,683	-	699,683
Extended Term B-1 Loans	-	114,308	-	114,308
	$-	$813,991	$-	$813,991

The following table presents the amounts carried at fair value as of March 31, 2017 and December 31, 2016 for the Company’s other financial instruments.  Fair value of interest rate swap agreements in based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Interest rate swap agreements	$-	$(12,629)	$-	$(12,629)
	$-	$(12,629)	$-	$(12,629)

December 31, 2016
Interest rate swap agreements	$-	$(14,449)	$-	$(14,449)
	$-	$(14,449)	$-	$(14,449)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

9.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 443 and 1,532 shares of common stock in the three months ended March 31, 2017 and 2016, respectively.  The average grant date fair value was $10.03 and $2.04 for options issued in the three months ended March 31, 2017 and 2016, respectively.  The Company issued restricted stock units (“RSUs”) of 366 and 862 in the three months ended March 31, 2017 and 2016, respectively.  The Company issued performance restricted stock units (“PRSUs”) of 139 and 407 in the three months ended March 31, 2017 and 2016, respectively.

		Weighted		Weighted	Performance	Weighted
		Average Exercise	Restricted	Average Price at	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date	Stock Units	PRSU Issue Date
Outstanding at December 31, 2016	13,598	$6.45	1,459	$5.10	458	$2.28
Granted	443	10.03	366	10.03	139	10.03
Exercised	(125)	3.87	(211)	2.42	-	-
Forfeited	(20)	10.62	(4)	4.08	-	-
Expired	(9)	17.74	-	-	-	-
Outstanding at March 31, 2017	13,887	$6.57	1,610	$6.58	597	$4.09

As discussed in Note 1, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), which provides guidance on simplified accounting for and presentation of share-based payment transactions, including income tax consequences, minimum tax withholding requirements, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The guidance updates to ASC 718 were adopted by the Company in the quarter ended March 31, 2017.  As part of this adoption, the Company elected to change its method of accounting for award forfeitures from estimation of the impact upon grant, to instead recognize the forfeiture upon occurrence. As a result of this change, the Company recognized a reduction to retained earnings of $699 for the impact of the change in this method of recording expense.

The Company recorded $2,416 and $1,653 of stock compensation expense related to these options, RSUs, and PRSUs for the three months ended March 31, 2017 and 2016, respectively.  Stock compensation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.

10.	Income Taxes

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

For the three months ended March 31, 2017, the Company recorded a tax benefit of $1,148 on a loss before income taxes of $12,558 resulting in an effective tax rate of 9.1%, compared to a tax benefit of $15,754 on a loss before income taxes of $27,533 resulting in an effective tax rate of 57.2% for the same period of 2016.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016, an increase in depletion applied against forecasted results in 2017 as compared to 2016, and 2017 forecasted U.S. results with nominal tax due to a valuation allowance, offset partly by discrete tax benefits of $577 primarily related to the impacts of stock compensation.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

11.	Defined Benefit Plans

The Company maintains two defined benefit pension plans, the Wedron pension plan and the Troy Grove pension plan, covering union employees at certain facilities that provide benefits based upon years of service or a

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

combination of employee earnings and length of service.  The benefits under the plans were frozen effective December 31, 2012.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost
Service cost	$-	22
Interest cost	89	87
Expected return on plan assets	(127)	(120)
Amortization of prior service cost	-	4
Amortization of net actuarial loss	61	70
Net periodic benefit cost	$23	$63

The Company contributed $19 and $25 during the three months ended March 31, 2017 and 2016, respectively.  Total expected employer contributions during the year ending December 31, 2017 are $69.

12.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,843)	$1,795	$(9,048)
Additional pension liability	(3,528)	1,291	(2,237)
Unrealized gain (loss) on interest rate hedges	(11,533)	4,135	(7,398)
	$(25,904)	$7,221	$(18,683)

	December 31, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,804)	$2,533	$(8,271)
Additional pension liability	(3,589)	1,291	(2,298)
Unrealized gain (loss) on interest rate hedges	(13,146)	4,713	(8,433)
	$(27,539)	$8,537	$(19,002)

The following table presents the changes in accumulated other comprehensive income by component for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,271)	$(2,298)	$(8,433)	$(19,002)
Other comprehensive income (loss)
before reclassifications	(777)	-	30	(747)
Amounts reclassified from accumulated
other comprehensive income (loss)	-	61	1,005	1,066
Ending balance	$(9,048)	$(2,237)	$(7,398)	$(18,683)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2017:

	Amount reclassified
	from accumulated
Details about accumulated other	other comprehensive	Affected line item on
comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,566	Interest expense
Tax effect	(561)	Tax expense (benefit)
	$1,005	Net of tax
Amortization of pension obligations
Prior service cost	$-	Cost of sales
Actuarial losses	61	Cost of sales
	61	Total before tax
Tax effect	-	Tax expense
	61	Net of tax
Total reclassifications for the period	$1,066	Net of tax

13.	Commitments and Contingent Liabilities

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others require a combination thereof.

The Company has entered into agreements with third party terminal operators whereby certain minimum payments are due regardless of terminal utilization.

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements.  Total rent expense associated with these leases was $13,714 and $17,803 for the three months ended March 31, 2017 and 2016, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of Self-Suspending Proppant LLC (“SSP”), which was accounted for as an acquisition of a group of assets.  The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP® and other products incorporating the SSP technology for five years commencing on October 1, 2015.  The Company entered into an amendment to the SSP purchase agreement on December 17, 2015.  This amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000.  The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020.  The contingent consideration is accrued and capitalized as part of the cost of the acquired technology from the SSP acquisition at the time a payment is probable and reasonably estimable.  Based upon current results, the Company accrued and capitalized an additional $757 in the three months ended March 31, 2017.

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

14.	Transactions with Related Parties

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $57 and $263 in the three months ended March 31, 2017 and 2016, respectively.

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors’ fees and Company-related expenses, including reimbursement for travel and lodging, market research, and other miscellaneous expenses.  Fees and expenses paid to American Securities were $86 and $104 in the three months ended March 31, 2017 and 2016, respectively.

15.	Segment Reporting

The Company organizes its business into two reportable segments, Proppant Solutions and Industrial & Recreational Products.  The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The chief operating decision maker primarily evaluates an operating segment’s performance based on segment gross profit, which does not include any selling, general, and administrative costs or corporate costs.

	Three Months Ended March 31,
	2017	2016
Revenues
Proppant Solutions	$140,993	$117,463
Industrial & Recreational Products	31,590	27,995
Total revenues	172,583	145,458

Segment gross profit
Proppant Solutions	27,346	16,592
Industrial & Recreational Products	13,485	10,402
Total segment gross profit	40,831	26,994

Operating expenses excluded from segment gross profit
Selling, general, and administrative	22,470	18,278
Depreciation, depletion, and amortization	19,442	18,586
Asset impairments	-	76
Other operating expense (income)	(1,060)	330
Interest expense, net	12,537	17,262
Other non-operating expense (income)	-	(5)
Loss before benefit from income taxes	$(12,558)	$(27,533)

Total assets reported in the Proppant Solutions segment were $513,409 and $477,777 as of March 31, 2017 and December 31, 2016, respectively.  Total assets reported in the I&R segment were $61,213 and $57,029 as of March 31, 2017 and December 31, 2016, respectively.

16.	Definite and Indefinite-Lived Intangibles

As of March 31, 2017, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment.  As part of Company policy in its normal course of business, the Company performed a review of qualitative factors and concluded that, as of March 31, 2017, there

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

were no events or changes in circumstances that would more likely than not result in an impairment of the carrying value of its intangible assets, including goodwill.  With the current volatile market conditions in the oil and gas industry, there could be future changes that impact the carrying value of other long-lived intangibles, including the supply agreement with FTS International Services, LLC (“FTSI”) or the value of the acquired technology from the SSP acquisition.  As of March 31, 2017, the balance of the FTSI supply agreement, net of accumulated amortization, was $34,053.

Beginning in the first quarter of 2017, the Company began selling products using the SSP technology in full commercial protocol.  Accordingly, the Company began to amortize this intangible asset over a 20-year useful life, which is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.  Amortization expense of the SSP technology was $761 in the three months ended March 31, 2017.  Based on future results of sales of products utilizing the SSP technology, it is possible the fair value of the intangible asset could decline below its cost such that an impairment in carrying value exists.

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
•	changes in U.S. or international political or economic conditions that could adversely impact our operating results;
•	fluctuations in demand for industrial and recreational sand;
•

operating risks that are beyond our control, such as changes in the price and availability of transportation, natural gas or electricity; unusual or unexpected geological formations or pressures; cave-ins, pit wall failures or rock falls; or unanticipated ground, grade or water conditions;

•

our dependence on our Wedron Silica sand-mining facility for a significant portion of our sales, which currently supplies a large majority of our Northern White™ frac sand and a portion of our Industrial & Recreational (“I&R”) Products segment sand sold into our markets;

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

We derive many of our forward-looking statements from our knowledge of our operations, our asset base, and our operating forecasts, which are based on many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.  All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below.  The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2016 and 2015 included in our Annual Report on Form 10-K.  This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, particularly in the section entitled “Risk Factors.”

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

As one of the industry leaders, our asset base at December 31, 2016 included 742 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  As of May 2017, we have ten sand processing facilities (eight of which are active) with 16.9 million tons of annual sand processing capacity.  We re-opened our Menomonie, Wisconsin facility at the end of the third quarter 2016 and restarted our Brewer, Missouri and Maiden Rock, Wisconsin facilities in early 2017, primarily to serve the increased demand in the proppant market.  We also have nine coating facilities (six of which are active) providing in excess of 2.0 million tons of annual coating capacity.  In early 2017, we reopened our Cutler, Missouri coating facility to serve regional coating sand needs and increased demand.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 41 proppant distribution terminals and a fleet of approximately 10,000 railcars, which includes 1,280 customer railcars, considering subleases.  Our unit train capabilities include four production facilities and ten in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.  In order to continually align our logistics network with customer demand, we have opened two new unit train terminals in 2017.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) Industrial & Recreational Products (“I&R”).  Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United Arab Emirates.  Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America.  We believe our two market segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Segment Gross Profit

Segment gross profit is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments.  Segment gross profit does not include any selling, general, and administrative costs or corporate costs.

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

Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operations from period to period without regard to our financing methods or capital structure.  EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with GAAP as indicators of our operating performance.  Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.  Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computations of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

Adjusted EBITDA is presented as a performance measure because certain charges or expenses may occur in a particular period and are not indicative of true operating performance.  For this reason, management believes Adjusted EBITDA is useful to investors as well.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA

Net loss attributable to Fairmount Santrol Holdings Inc.	$(11,588)	$(11,776)
Interest expense, net	12,537	17,262
Benefit from income taxes	(1,148)	(15,754)
Depreciation, depletion, and amortization expense	19,442	18,586
EBITDA	19,243	8,318

Non-cash stock compensation expense(1)	2,416	1,653
Asset impairments(2)	-	76
Adjusted EBITDA	$21,659	$10,047

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Expenses associated with the impairment of an international production facility.

Results of Operations

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Other Financial Data
Net loss attributable to Fairmount Santrol Holdings Inc.	$(11,588)	$(11,776)
EBITDA	19,243	8,318
Adjusted EBITDA	$21,659	$10,047

Operating Data
Proppant Solutions
Total tons sold	2,082	1,526
Revenues	$140,993	$117,463
Segment gross profit	$27,346	$16,592
Industrial & Recreational Products
Total tons sold	595	587
Revenues	$31,590	$27,995
Segment gross profit	$13,485	$10,402

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Revenues increased $27.1 million, or 19%, to $172.6 million for the three months ended March 31, 2017 compared to $145.5 million for the three months ended March 31, 2016.

North American rig counts increased approximately 27% from the fourth quarter of 2016 through the first quarter of 2017 and are up 37% from first-quarter 2016 levels.  Oil prices stabilized in the quarter at an average of approximately $52 per barrel of oil for the quarter versus approximately $33 per barrel in the first quarter of 2016.  In response to the current market trends, E&P companies and oil field service companies are continuing to refine their well designs and hydraulic fracturing techniques to achieve more efficient production.  These changes in techniques have increased the demand for proppants as a result of increasing the amount of finer grade proppant used per frac stage (“proppant intensity”).

Total volumes in the Proppant Solutions segment increased 36% to 2.1 million tons in the three months ended March 31, 2017 compared to 1.5 million tons in the three months ended March 31, 2016.  Raw frac sand volumes increased 36% to 1.9 million tons in the three months ended March 31, 2017 compared to 1.4 million tons in the three months ended March 31, 2016.  Coated proppant volumes increased 43% to 0.2 million tons in the three months ended March 31, 2017 compared to 0.1 million tons in the three months ended March 31, 2016.  Revenues in the Proppant Solutions segment increased $23.5 million, or 20%, to $141.0 million for the three months ended March 31, 2017 compared to $117.5 million for the three months ended March 31, 2016.  The increase in Proppant Solutions revenue was due to higher overall volumes, which increased revenues by approximately $38 million.  Revenue was negatively impacted by $14.5 million due to changes in product distribution mix with greater sales being made FOB mine, which are priced lower than in-basin sales at the terminal.

Volumes in the I&R segment stayed flat at 0.6 million tons in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Revenues in the I&R segment increased $3.6 million, or 13%, to $31.6 million for the three months ended March 31, 2017 compared to $28.0 million for the three months ended March 31, 2016.  I&R segment revenue was impacted by increased sales of value-added products, particularly in the recreation and building products markets.

Revenues in our I&R segment are driven by macroeconomic factors, such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.

Segment Gross Profit

Gross profit increased $13.8 million to $40.8 million for the three months ended March 31, 2017 compared to $27.0 million for the three months ended March 31, 2016.

Gross profit in the Proppant Solutions segment increased $10.8 million to $27.3 million for the three months ended March 31, 2017 compared to $16.6 million for the three months ended March 31, 2016.  The volume increases in the Proppant Solutions segment improved gross profit for the three months ended March 31, 2017 by approximately $7 million compared to the three months ended March 31, 2016.  The remaining gross profit improvement of $3.8 million is attributed to pricing improvements and changes in product mix.

Gross profit in the I&R segment increased $3.1 million to $13.5 million for the three months ended March 31, 2017 compared to $10.4 million for the three months ended March 31, 2016.  Approximately $1.4 million of the I&R gross profit improvement was attributed to increases in volumes in specialty and value-added products.  The remaining gross profit improvement of $1.7 million is attributed to higher pricing and improved cost-per-ton.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $4.2 million, or 23%, to $22.5 million for the three months ended March 31, 2017 compared to $18.3 million for the three months ended March 31, 2016.  SG&A includes stock compensation expense of $2.4 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.  Stock compensation expense was higher in 2017 due to amendments to the retirement provisions of the long-term incentive plan award agreements that accelerate vesting and corresponding expense of certain awards.  The increase in SG&A from the three months ended March 31, 2016 is the result of higher base compensation in 2017 as well as estimated variable compensation and pension and profit-sharing contributions based on projected 2017 performance.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.9 million to $19.4 million for the three months ended March 31, 2017 compared to $18.6 million in the three months ended March 31, 2016.  The increase in this expense was primarily due to incremental amortization of the acquired technology from the SSP acquisition, which began in 2017 with the commercialization of Propel SSP®.

Income (Loss) from Operations

Income (loss) from operations increased $10.3 million for the three months ended March 31, 2017 compared to a loss of $10.3 million for the three months ended March 31, 2016.  First quarter earnings were largely impacted by increases in gross profits due to increased demand for proppant and price improvements.

Interest Expense

Interest expense decreased $4.7 million, or 27%, to $12.5 million for the three months ended March 31, 2017 compared to $17.3 million for the three months ended March 31, 2016.  The change in interest expense is primarily due to the prepayments and repurchases of the term loans, which reduced overall interest expense.

Provision (Benefit) for Income Taxes

The benefit for income taxes decreased $14.6 million to a benefit of $1.1 million for the three months ended March 31, 2017 compared to a benefit of $15.8 million for the three months ended March 31, 2016.  Income before income taxes increased $15.0 million to a loss of $12.6 million for the three months ended March 31, 2017 compared to a loss of $27.5 million for the three months ended March 31, 2016.  The increase in the expense recorded during the first quarter of 2017 was primarily related to the increase in income before income taxes and the benefit from a loss carryback recognized in 2016.  The effective tax rate was 9.1% and 57.2% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the effective tax rate was primarily attributable to the impact of the tax benefit from a loss carryback recorded in 2016, an increase in depletion applied against forecasted results in

2017 as compared to 2016, and 2017 forecasted U.S. results with nominal tax due to a valuation allowance, offset partly by discrete tax benefits primarily related to the impacts of stock compensation.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net loss attributable to Fairmount Santrol Holdings Inc. decreased $0.2 million to a loss of $11.6 million for the three months ended March 31, 2017 compared to a loss of $11.8 million for the three months ended March 31, 2016 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $11.6 million to $21.7 million for the three months ended March 31, 2017 compared to $10.0 million for the three months ended March 31, 2016.  Adjusted EBITDA for the first quarter of 2017 excludes the impact of $2.4 million of non-cash stock compensation expense.  The increase in Adjusted EBITDA is largely due to increased gross profit resulting from higher volumes sold with improved pricing.

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

As of March 31, 2017, we had outstanding term loan borrowings of $835.3 million and cash on hand of $210.7 million.  In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed.  As of March 31, 2017, we had $31.3 million of availability under our Revolving Credit Facility with $15.5 million committed to letters of credit, leaving net availability at $15.7 million.

As of the date of this report, we believe that our cash on-hand, cash generated from operations, and amounts available under the Revolving Credit Facility will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments, over the next twelve months.  We also believe that we have the ability to refinance our debt, and we will continue to evaluate opportunities to do so in 2017 as our operating results improve.  We may use cash at times to negotiate repurchases of our term debt to the extent permitted under our credit agreement.  See “Credit Facilities” below for more information.

A downturn in our business’s key markets could significantly impact our forecasts.  While we believe that our operating forecasts are reasonable, the forecasts are based on assumptions and market conditions that continue to vacillate and impact the industry, primarily the proppant business.  We continue to have various ways of addressing fluctuations in market conditions that could adversely affect liquidity, including implementing reductions in operating costs, idling or closing mines and processing facilities, reducing selling, general, and administrative costs, reducing planned capital spending, improving working capital, and/or raise capital, subject to capital market conditions.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, is a measure of liquidity, and source of cash flow.  Our working capital was $284.5 million at March 31, 2017 and $279.6 million at December 31, 2016.

Accounts Receivable

Accounts receivable increased $16.4 million to $95.3 million at March 31, 2017 compared to $78.9 million at December 31, 2016.  The increase is primarily the result of increased sales from year-end levels.  During the three months ended March 31, 2017 and 2016, our top ten proppant customers collectively represented 74% and 80% of our revenues, respectively.  During the same periods, sales in the aggregate to our top three customers, Halliburton Company ("Halliburton"), FTS International Services, LLC ("FTSI"), and Cudd Energy Services, collectively accounted for 24%, 12%, and 11% of our revenues, respectively.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals.  The increase in inventory to $61.7 million at March 31, 2017 compared to $52.7 million at December 31, 2016 relates to increased production to match current and projected demand.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $0.8 million to $6.2 million at March 31, 2017 from $7.1 million at December 31, 2016, primarily due to a decrease in prepaid insurance.

Refundable Income Taxes

Refundable income taxes decreased $1.9 million to $19.1 million at March 31, 2017 from $21.1 million at December 31, 2016.  The decrease primarily represents the receipt of the refund relating to the monetization of a portion of the alternative minimum tax credit carryforwards.

Accounts Payable

Accounts payable increased $14.3 million to $51.5 million at March 31, 2017 compared to $37.3 million at December 31, 2016.  The increase in accounts payable is due increased purchasing and freight activity driven by higher sales volumes compared to the prior year period.

Accrued Expenses and Deferred Revenue

The increase in accrued expenses and deferred revenue to $45.4 million at March 31, 2017 compared to $26.2 million at December 31, 2016 is primarily due to approximately $17.0 million of prepayments on customer contracts.

Cash Flow Analysis

Net Cash Provided (Used in) by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash provided by operating activities was $26.0 million for the three months ended March 31, 2017 compared with $8.6 million used in the three months ended March 31, 2016.  This $34.6 million variance was primarily the result of a $14.1 million increase in operating income and a $19.3 million improvement in accrued expenses and deferred revenue.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal capacities, or for stripping costs.  Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2017 compared to $13.2 million used for the three months ended March 31, 2016.  The $6.3 million variance was primarily the result of a decrease in capital expenditures.

Capital expenditures of $7.0 million in the three months ended March 31, 2017 were primarily focused on maintenance and the reopening of idled mines and processing facilities.  Capital expenditures were $13.7 million in the three months ended March 31, 2016 and were primarily associated with the expansion of the Company’s Wedron facility.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our Term Loans and Revolving Credit Facility.

Net cash used in financing activities was $2.5 million in the three months ended March 31, 2017 compared to $6.0 million used in the three months ended March 31, 2016 primarily as a result of scheduled payments on our Term Loans partially offset by proceeds from employee exercises of stock options.

Credit Facilities

As of March 31, 2017, there was $15.7 million available capacity remaining on the Revolving Credit Facility and $15.5 million committed to outstanding letters of credit.  As of March 31, 2017, we have not drawn on the Revolving Credit Facility.

As of March 31, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.65%, 4.65%, and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.96% at March 31, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

As of the date of this Report, we believe that the amount available under the Revolving Credit Facility, cash generated from operations, and our cash and cash equivalents on hand will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2017, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

In the three months ended March 31, 2017, there have been no material changes to our contractual obligations as reported in our 2016 Annual Report on Form 10-K.

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

There have been no significant changes to environmental liabilities or future reclamation costs since December 31, 2016.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Regulation and Legislation” in our 2016 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.  Our actual results may materially differ from these estimates.  These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in our 2016 Annual Report on Form 10-K.

Among the critical accounting policies and estimates are estimates of the fair values of our reporting units used in determining whether the amount of recorded goodwill at our I&R segment reporting unit has been impaired.  The determination of the fair value of the reporting unit is based in part on management’s estimates of future cash flows from operations, multiples of future cash flows as determined by market participants, and discount rates used in evaluating the net present value of these cash flows.  The expected amount of and variations in future cash flows from operations is highly judgmental, and is based on part of estimates from management’s internal planning processes.  The multiples and present values used in these calculations are estimates based on data that is available from the public record, such as analyst reports.

Similarly, these future cash flows from operations are used in determining whether other long-lived tangible and intangible assets have a fair value in excess of carrying value.  In the second quarter of 2016, we recorded an impairment for long-lived assets at several Proppant Solutions locations since the recoverability of these locations could not be assured.  The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement.  As of March 31, 2017, the fair value of the supply agreement exceeded its carrying value.  Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value of this supply agreement could decline such that an impairment in carrying value exists.  The carrying value of the SSP asset is based on its cost under ASC 805 and is amortized over its estimated 20-year estimated life.  As of March 31, 2017, the estimated fair value of the SSP asset exceeded its carrying value.  If the SSP technology is not successfully commercialized, the fair value of this intangible asset could decline below its cost such that an impairment in carrying value exists.

If materially adverse business conditions in oil and gas markets were to reoccur, it is possible that additional assets, both tangible and intangible, could be subject to additional impairment losses in future periods.

There have been no changes in our accounting policies and estimates during the three months ended March 31, 2017.

Recent Accounting Pronouncements

New accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1 to our unaudited condensed consolidated financial statements included in this Report.

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

As of March 31, 2017, the fair value of the interest rate swaps was a liability of $12.6 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $0.9 million impact on our interest expense in the three months ended March 31, 2017.

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.  We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  For the three months ended March 31, 2017, our top three customers, Halliburton, FTSI, and Cudd Energy Services, accounted for 47% of our sales.  Approximately 29% of our accounts receivable balance at March 31, 2017 was outstanding from one customer.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2017, we were subject to approximately four active silica exposure cases.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the costs associated with these claims, subject to this cost sharing, we believe that our level of existing and available insurance coverage combined with various open third party indemnities is sufficient to cover any additional exposure to silicosis-related expenses.  Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our other filings with the SEC, including our 2016 Annual Report on Form 10-K filed with the SEC on March 9, 2017.  There have been no material changes to the risk factors previously reported.

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

Fairmount Santrol is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibits to this Report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	May 4, 2017

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

10.1

Amendment No. 1 to the FMSA Holdings Inc. Long-Term Incentive Plan, dated February 1, 2017, by Fairmount Santrol Holdings Inc. (incorporated by reference to Exhibit 10.37 on Form 10-K, filed on March 9, 2017).

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