Form 10-Q
period 2017-06-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2017-08-09
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of August 7, 2017:  224,080,573

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$233,226	$114,249	$405,809	$259,707
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	163,136	114,129	294,888	232,593

Operating expenses
Selling, general and administrative expenses	25,863	25,040	48,333	43,318
Depreciation, depletion and amortization expense	19,846	18,056	39,288	36,642
Asset impairments	-	90,578	-	90,654
Restructuring charges	-	1,155	-	1,155
Other operating expense (income)	355	(426)	(705)	(96)
Income (loss) from operations	24,026	(134,283)	24,005	(144,559)

Interest expense, net	12,983	16,606	25,520	33,868
Other non-operating income	-	-	-	(5)
Income (loss) before provision (benefit) for income taxes	11,043	(150,889)	(1,515)	(178,422)

Provision (benefit) for income taxes	520	(63,019)	(628)	(78,773)
Net income (loss)	10,523	(87,870)	(887)	(99,649)
Less: Net income attributable to the non-controlling interest	40	16	218	13
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$10,483	$(87,886)	$(1,105)	$(99,662)

Earnings (loss) per share
Basic	$0.05	$(0.54)	$-	$(0.62)
Diluted	$0.05	$(0.54)	$-	$(0.62)

Weighted average number of shares outstanding
Basic	224,015	161,647	223,878	161,547
Diluted	228,184	161,647	223,878	161,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$10,523	$(87,870)	$(887)	$(99,649)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	481	(507)	442	(360)
Pension obligations	61	34	122	108
Change in fair value of derivative agreements	560	(5,296)	2,173	(8,214)
Total other comprehensive income (loss), before tax	1,102	(5,769)	2,737	(8,466)
Provision (benefit) for income taxes related to items of other comprehensive income (loss)	609	(2,436)	1,925	(3,160)
Comprehensive income (loss), net of tax	11,016	(91,203)	(75)	(104,955)
Comprehensive income attributable to the non-controlling interest	40	16	218	13
Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$10,976	$(91,219)	$(293)	$(104,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$178,527	$194,069
Accounts receivable, net of allowance for doubtful accounts of $2,465 and $3,055
at June 30, 2017 and December 31, 2016, respectively	123,753	78,942
Inventories, net	60,807	52,650
Prepaid expenses and other assets	5,628	7,065
Refundable income taxes	2,487	21,077
Total current assets	371,202	353,803

Property, plant and equipment, net	716,362	727,735
Deferred income taxes	1,244	1,244
Goodwill	15,301	15,301
Intangibles, net	92,524	95,341
Other assets	8,206	9,486
Total assets	$1,204,839	$1,202,910

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$12,172	$10,707
Accounts payable	51,654	37,263
Accrued expenses and deferred revenue	48,912	26,185
Total current liabilities	112,738	74,155

Long-term debt	783,946	832,306
Deferred income taxes	7,839	7,057
Other long-term liabilities	43,311	38,272
Total liabilities	947,834	951,790

Commitments and contingent liabilities (Note 13)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at June 30, 2017 and December 31, 2016	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares outstanding: 224,081 and 223,601 at June 30, 2017
and December 31, 2016, respectively	2,423	2,422
Additional paid-in capital	298,038	297,649
Retained earnings	263,314	264,852
Accumulated other comprehensive loss	(18,190)	(19,002)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	545,585	545,921
Less: Treasury stock at cost
Shares in treasury: 18,285 and 18,666 at June 30, 2017
and December 31, 2016, respectively	(288,849)	(294,874)
Total equity attributable to Fairmount Santrol Holdings Inc.	256,736	251,047
Non-controlling interest	269	73
Total equity	257,005	251,120
Total liabilities and equity	$1,204,839	$1,202,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)

Balances at December 31, 2015	$2,391	161,433	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Stock options exercised	6	587	2,001	-	-	-	-	2,007	-	2,007
Stock compensation expense	-	-	5,567	-	-	-	-	5,567	-	5,567
Tax effect of stock options exercised, forfeited, or expired	-	-	(1,297)	-	-	-	-	(1,297)	-	(1,297)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(551)	(551)
Net income (loss)	-	-	-	(99,662)	-	-	-	(99,662)	13	(99,649)
Other comprehensive loss	-	-	-	-	(5,306)	-	-	(5,306)	-	(5,306)
Balances at June 30, 2016	$2,397	162,020	$782,976	$305,382	$(22,999)	$(1,227,663)	77,765	$(159,907)	$310	$(159,597)

Balances at December 31, 2016	$2,422	223,601	$297,649	$264,852	$(19,002)	$(294,874)	18,666	$251,047	$73	$251,120
Re-issuance of treasury stock	-	381	-	-	-	6,025	(381)	6,025	-	6,025
Share-based awards exercised or distributed	1	99	(5,490)	-	-	-	-	(5,489)	-	(5,489)
Stock compensation expense	-	-	5,879	-	-	-	-	5,879	-	5,879
Impact of adoption of ASU 2016-09 (See Note 9)	-	-	-	(699)	-	-	-	(699)	-	(699)
Tax impact of adoption of ASU 2016-09	-	-	-	266	-	-	-	266	-	266
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(22)	(22)
Net income (loss)	-	-	-	(1,105)	-	-	-	(1,105)	218	(887)
Other comprehensive income	-	-	-	-	812	-	-	812	-	812
Balances at June 30, 2017	$2,423	224,081	$298,038	$263,314	$(18,190)	$(288,849)	18,285	$256,736	$269	$257,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net loss	$(887)	$(99,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	35,508	34,284
Amortization	6,305	5,745
Reserve for doubtful accounts	(209)	1,954
Write-off of deferred financing costs	389	-
Asset impairments	-	90,654
Inventory write-downs and reserves	1,266	10,302
(Gain) loss on sale of fixed assets	(552)	35
Deferred income taxes and taxes payable	1,044	(59,913)
Refundable income taxes	18,591	(15,535)
Stock compensation expense	5,179	5,567
Change in operating assets and liabilities:
Accounts receivable	(44,602)	10,524
Inventories	(9,423)	3,500
Prepaid expenses and other assets	(991)	3,745
Accounts payable	11,024	298
Accrued expenses and deferred revenue	31,606	(4,450)
Net cash provided by (used in) operating activities	54,248	(12,939)

Cash flows from investing activities
Proceeds from sale of fixed assets	1,216	3,918
Capital expenditures and stripping costs	(14,236)	(21,948)
Earnout payments	(250)	-
Other investing activities	-	(150)
Net cash used in investing activities	(13,270)	(18,180)

Cash flows from financing activities
Payments on long-term debt	(4,299)	(5,899)
Prepayments on term loans	(50,000)	(69,580)
Payments on capital leases and other long-term debt	(2,087)	(4,109)
Proceeds from option exercises	536	2,007
Tax payments for withholdings on share-based awards exercised or distributed	(1,091)	(292)
Tax effect of stock options exercised, forfeited, or expired	-	(1,297)
Transactions with non-controlling interest	(22)	(551)
Net cash used in financing activities	(56,963)	(79,721)

Change in cash and cash equivalents related to assets classified as held-for-sale	-	1,376
Foreign currency adjustment	443	(387)
Decrease in cash and cash equivalents	(15,542)	(109,851)

Cash and cash equivalents:
Beginning of period	194,069	171,486
End of period	$178,527	$61,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

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

In April and May 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These ASU’s each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs.  This guidance is effective beginning January 1, 2018.  The Company is in the process of reviewing its various customer contracts in both of its business segments with a combination of applicable sales, legal, and accounting

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

personnel.  The review of a sample of contracts has been completed.  In this review, the Company has identified several indicators of potential variable consideration, including price adjustments in the contracts as well as provisions similar to take-or-pay arrangements that could modify the timing of revenue recognition.  The Company is in the process of further review of these indicators and whether they will result in a change in the timing of revenue recognition.  The Company intends to continue this analysis in the quarter ending September 30, 2017 and then apply this guidance to all contracts in order to be prepared for a January 1, 2018 implementation.  The Company intends to use the modified retrospective method and will record cumulative effect of initially applying the standard as an adjustment to opening retained earnings.  This review is in data-gathering and contract review stages and, therefore, the effect of the new guidance on the Company’s financial statements and disclosures is not yet readily determinable.

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

In May 2017, the FASB issued ASU 2017-09 – Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.  The ASU provides further guidance on changes to the terms or conditions of a share-based payment award and which changes require the application of modification accounting.  Further, an entity should apply modification accounting unless the following conditions are met:

•	The award’s fair value is the same immediately before and after the original award is modified;
•	The vesting conditions of the modified award are the same immediately before and after the award is modified; and
•	The classification of the modified award, as either an equity instrument or liability instrument, is the same immediately before and after the award is modified.

This guidance is effective beginning January 1, 2018, with early adoption permitted, and should be applied prospectively.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

2.	Inventories, net

At June 30, 2017 and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$8,447	$7,465
Work-in-process	11,162	12,681
Finished goods	42,439	33,760
	62,048	53,906
Less: LIFO reserve	(1,241)	(1,256)
Inventories, net	$60,807	$52,650

3.	Property, Plant, and Equipment, net

At June 30, 2017 and December 31, 2016, property, plant, and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Land and improvements	$82,408	$86,298
Mineral reserves and mine development	255,679	253,766
Machinery and equipment	588,637	596,962
Buildings and improvements	187,619	161,057
Furniture, fixtures, and other	3,456	3,440
Construction in progress	14,062	6,748
	1,131,861	1,108,271
Accumulated depletion and depreciation	(415,499)	(380,536)
Property, plant, and equipment, net	$716,362	$727,735

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Based on the adverse business conditions and the idling of certain assets in 2016, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable.  Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets.  Using Level 3 inputs of the fair value hierarchy, critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital.  The Company incurred $90,578 and $90,654 of such asset impairments in the three and six months ended June 30, 2016, respectively.  These impairments are recorded as asset impairments in operating expenses in the Condensed Consolidated Statements of Income (Loss).  There were no such impairments included in the six months ended June 30, 2017.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

4.	Long-Term Debt

At June 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
Term B-2 Loans	673,316	719,632
Extended Term B-1 Loans	110,048	117,634
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	72	88
Capital leases, net	8,800	3,634
Deferred financing costs, net	(6,118)	(7,975)
	796,118	843,013
Less: current portion	(12,172)	(10,707)
Long-term debt including leases	$783,946	$832,306

On April 28, 2016, the Company entered into an amendment to the 2013 Amended Credit Agreement that extended the maturity of certain of the Term B-1 Loans to July 15, 2018 (the “2016 Extended Term Loans”).  The Company made a prepayment of principal of $69,580 and accrued interest of $227 on April 28, 2016 to the lenders consenting to the amendment.  The extended remainder of the Term B-1 Loans, plus accrued interest, was due at maturity on July 15, 2018.  Accrued interest related to the $16,723 principal payment (net of original issue discount) due on March 17, 2017 was also due on the same date.

On October 17, 2016, the Company repurchased $3,000 of the Extended Term B-1 Loans at 91.5% of par.  On November 17, 2016, the Company fully prepaid the $16,766 of the Term B-1 Loans due March 2017 as well as the $69,580 of the 2016 Extended Term Loans.  On November 29, 2016, the Company repurchased, at an average of 96.3% of par, a total of $213,000 of term loans, which consisted of $37,867 of the Extended Term B-1 Loans and $175,133 of the Term B-2 Loans.  The related net gain on the October and November 2016 debt repurchases was $5,110.  On June 27, 2017, the Company prepaid $50,000 of term loans at par, which consisted of $42,979 of the Term B-2 Loans and $7,021 of the Extended Term B-1 Loans and recognized expenses of $389 relating to the write-off of unamortized capitalized debt issuance costs.

As of June 30, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.8%, 4.8%, and 4.3%, respectively.

Beginning in 2017, the full amount of the Revolving Credit Facility ($100,000) is available, so long as the Company’s leverage ratio does not exceed a revised limit (6.50:1.00 for the first quarter of 2017 declining quarterly to 4.75:1.00 for the fourth quarter of 2017).  The Revolving Credit Facility termination date is September 6, 2018.  As of June 30, 2017, the Company’s leverage ratio exceeded the revised limits so there was $15,980 available unused capacity on the Revolving Credit Facility and $15,270 committed to outstanding letters of credit.  As of June 30, 2017, the Company had not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.91% at June 30, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

5.	Accrued Expenses and Deferred Revenue

At June 30, 2017 and December 31, 2016, accrued expenses and deferred revenue consisted of the following:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

	June 30, 2017	December 31, 2016
Accrued payroll and fringe benefits	$8,145	$7,018
Accrued bonus	14,669	3,536
Contingent consideration	3,220	2,507
Accrued income taxes	347	421
Accrued real estate taxes	3,834	4,821
Deferred revenue	9,316	75
Other accrued expenses	9,381	7,807
Accrued expenses and deferred revenue	$48,912	$26,185

6.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$10,483	$(87,886)	$(1,105)	$(99,662)
Denominator:
Basic weighted average shares outstanding	224,015	161,647	223,878	161,547
Dilutive effect of employee stock options, RSUs, and PRSUs	4,169	-	-	-
Diluted weighted average shares outstanding	228,184	161,647	223,878	161,547

Earnings (loss) per common share - basic	$0.05	$(0.54)	$-	$(0.62)
Earnings (loss) per common share - diluted	$0.05	$(0.54)	$-	$(0.62)

Potentially dilutive shares were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the six months ended June 30, 2017 and the three and six months ended June 30, 2016 because the Company was in a loss position in those periods.  The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2017 excludes 6,858 potential common shares because the effect of including these potential common shares would be antidilutive.

As a result of ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718), windfalls and excess tax benefits are no longer included in the calculation of assumed proceeds and the calculation of diluted weighted average shares outstanding.  The Company adopted this guidance as of January 1, 2017 on a prospective basis, which could impact the comparability of earnings per share between periods presented.  However, the Company was in a loss position for prior periods presented and, accordingly, basic and diluted earnings per share are calculated in the same manner.

As of June 30, 2017, the amount of outstanding options, restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”) was 13,697, 1,534, and 581, respectively.

7.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments.  The notional value of these swap agreements is $420,000, which represents a total of approximately 54% of term debt outstanding at June 30, 2017 and effectively fixes the variable rate in a range of 2.92%  to 3.12% for the portion of the debt that is hedged.  The interest rate swap agreements mature on September 5, 2019.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2017	December 31, 2016
Designated as cash flow hedges	Other long-term liabilities	$(11,957)	$(14,488)
Designated as cash flow hedges	Other assets	-	39
		$(11,957)	$(14,449)

In order to represent the ineffective portion of interest rate swap agreements designated as hedges, the Company recognized in interest expense the following in the three and six months ended June 30, 2017 and 2016:

Derivatives in	Location of Gain (Loss)
ASC 815-20 Cash Flow	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Derivative (Ineffective Portion)	2017	2016	2017	2016
Interest rate swap agreements	Interest expense (income)	$3	$109	$(74)	$199
		$3	$109	$(74)	$199

The Company expects 6,068 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months.

8.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  The Company is also liable for contingent consideration from the acquisition of Self-Suspending Proppant LLC (“SSP”) that is subject to fair value measurement.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Extended Term B-1 Loans and the Term B-2 Loans differs from amortized costs and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of June 30, 2017 and December 31, 2016 for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Term B-2 Loans	-	639,199	-	639,199
Extended Term B-1 Loans	-	103,321	-	103,321
	$-	$742,520	$-	$742,520

December 31, 2016
Term B-2 Loans	-	699,683	-	699,683
Extended Term B-1 Loans	-	114,308	-	114,308
	$-	$813,991	$-	$813,991

The following table presents the amounts carried at fair value as of June 30, 2017 and December 31, 2016 for the Company’s other financial instruments.  Fair value of interest rate swap agreements in based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Interest rate swap agreements	$-	$(11,957)	$-	$(11,957)
	$-	$(11,957)	$-	$(11,957)

December 31, 2016
Interest rate swap agreements	$-	$(14,449)	$-	$(14,449)
	$-	$(14,449)	$-	$(14,449)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

9.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 448 and 1,731 shares of common stock in the six months ended June 30, 2017 and 2016, respectively.  The average grant date fair value was $9.98 and $2.21 for options issued in the six months ended June 30, 2017 and 2016, respectively.  The Company issued RSUs of 369 and 1,020 in the six months ended June 30, 2017 and 2016, respectively.  The Company issued PRSUs of 139 and 481 in the six months ended June 30, 2017 and 2016, respectively.

		Weighted		Weighted	Performance	Weighted
		Average Exercise	Restricted	Average Price at	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date	Stock Units	PRSU Issue Date
Outstanding at December 31, 2016	13,598	$6.45	1,459	$5.10	458	$2.28
Granted	448	9.98	369	9.99	139	10.03
Exercised	(155)	3.45	(250)	2.60	-	-
Forfeited	(181)	7.84	(44)	6.70	(16)	3.54
Expired	(13)	15.91	-	-	-	-
Outstanding at June 30, 2017	13,697	$6.57	1,534	$6.64	581	$4.10

The Company recorded $5,179 and $5,567 of stock compensation expense related to these options, RSUs, and PRSUs for the six months ended June 30, 2017 and 2016, respectively.  Stock compensation expense in the second quarter of 2016 included approximately $2,135 related to a modification of the retirement provisions of the Company’s Long Term Incentive Plans.  The modification allows retirement-eligible individuals (defined as age 55, plus 10 years of service) to continue to vest in options following retirement and also allows retired participants to exercise options for up to 10 years from grant date.  The modification also accelerates vesting and related expense for awards granted to retirement-eligible individuals.  Stock compensation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.

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

For the three months ended June 30, 2017, the Company recorded tax expense of $520 on income before income taxes of $11,043 resulting in an effective tax rate of 4.7%, compared to a tax benefit of $63,019 on a loss before income taxes of $150,889 resulting in an effective tax rate of 41.8% for the same period of 2016.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016 and an increase in depletion applied against forecasted results in 2017 as compared to 2016.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

For the six months ended June 30, 2017, the Company recorded a tax benefit of $628 on a loss before income taxes of $1,515 resulting in an effective tax rate of 41.5%, compared to a tax benefit of $78,773 on a loss before income taxes of $178,422 resulting in an effective tax rate of 44.1% for the same period of 2016.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016, partially offset by the increase in depletion applied against forecasted results in 2017, as compared to 2016, and discrete tax benefits related to stock compensation.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

11.	Defined Benefit Plans

The Company maintains two defined benefit pension plans, the Wedron pension plan and the Troy Grove pension plan, covering union employees at certain facilities that provide benefits based upon years of service or a combination of employee earnings and length of service.  The benefits under the Wedron plan were frozen effective December 31, 2012 and the benefits under the Troy Grove plan were frozen effective December 31, 2016.

Net periodic benefit cost recognized for other Company defined benefit pension plans for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$-	21	$-	$42
Interest cost	89	87	178	174
Expected return on plan assets	(127)	(120)	(254)	(240)
Amortization of prior service cost	-	-	-	-
Amortization of net actuarial loss	61	35	122	109
Net periodic benefit cost	$23	$23	$46	$85

The Company contributed $36 and $42 during the six months ended June 30, 2017 and 2016, respectively.  Total expected employer contributions during the year ending December 31, 2017 are $69.

12.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,362)	$1,387	$(8,975)
Additional pension liability	(3,467)	1,291	(2,176)
Unrealized gain (loss) on interest rate hedges	(10,973)	3,934	(7,039)
	$(24,802)	$6,612	$(18,190)

	December 31, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,804)	$2,533	$(8,271)
Additional pension liability	(3,589)	1,291	(2,298)
Unrealized gain (loss) on interest rate hedges	(13,146)	4,713	(8,433)
	$(27,539)	$8,537	$(19,002)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

The following table presents the changes in accumulated other comprehensive income by component for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,271)	$(2,298)	$(8,433)	$(19,002)
Other comprehensive income (loss)
before reclassifications	(704)	-	(811)	(1,515)
Amounts reclassified from accumulated
other comprehensive income (loss)	-	122	2,205	2,327
Ending balance	$(8,975)	$(2,176)	$(7,039)	$(18,190)

The following table presents the reclassifications out of accumulated other comprehensive income during the six months ended June 30, 2017:

	Amount reclassified
	from accumulated
Details about accumulated other	other comprehensive	Affected line item on
comprehensive income	income	the statement of income
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$3,438	Interest expense
Tax effect	(1,233)	Tax expense (benefit)
	$2,205	Net of tax
Amortization of pension obligations
Prior service cost	$-	Cost of sales
Actuarial losses	122	Cost of sales
	122	Total before tax
Tax effect	-	Tax expense
	122	Net of tax
Total reclassifications for the period	$2,327	Net of tax

13.	Commitments and Contingent Liabilities

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

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements.  Total rent expense associated with these leases was $27,199 and $35,156 for the six months ended June 30, 2017 and 2016, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of SSP, which was accounted for as an acquisition of a group of assets.  The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP® and other products incorporating the SSP technology for five years commencing on October 1, 2015.  The Company entered into an amendment to the SSP purchase agreement on December 17, 2015.  This amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1,

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the Company to secure such $15,000.  The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020.  The contingent consideration is accrued and capitalized as part of the cost of the acquired technology from the SSP acquisition at the time a payment is probable and reasonably estimable.  Based upon current information, the Company accrued and capitalized an additional $964 in the six months ended June 30, 2017.

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $85 and $372 in the six months ended June 30, 2017 and 2016, respectively.

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors’ fees and Company-related expenses, including reimbursement for travel and lodging, market research, and other miscellaneous expenses.  Fees and expenses paid to American Securities were $134 and $169 in the six months ended June 30, 2017 and 2016, respectively.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Proppant Solutions	$198,812	$82,102	$339,805	$199,565
Industrial & Recreational Products	34,414	32,147	66,004	60,142
Total revenues	233,226	114,249	405,809	259,707

Segment gross profit
Proppant Solutions	54,373	(13,529)	81,719	3,063
Industrial & Recreational Products	15,717	13,649	29,202	24,051
Total segment gross profit	70,090	120	110,921	27,114

Operating expenses excluded from segment gross profit
Selling, general, and administrative	25,863	25,040	48,333	43,318
Depreciation, depletion, and amortization	19,846	18,056	39,288	36,642
Asset impairments	-	90,578	-	90,654
Restructuring charges	-	1,155	-	1,155
Other operating expense (income)	355	(426)	(705)	(96)
Interest expense, net	12,983	16,606	25,520	33,868
Other non-operating income	-	-	-	(5)
Income (loss) before provision (benefit) for income taxes	$11,043	$(150,889)	$(1,515)	$(178,422)

The Company's three largest customers accounted for 20%, 13%, and 12%, respectively, of consolidated net revenues in the six months ended June 30, 2017.  In the six months ended June 30, 2016, the Company's two largest customers accounted for 34% and 10%, respectively, of consolidated net revenues.  These customers are part of the Company’s Proppant Solutions segment.

16.	Definite and Indefinite-Lived Intangibles

As of June 30, 2017, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment.  As part of Company policy in its normal course of business, the Company performed a review of qualitative factors and concluded that, as of June 30, 2017, there were no events or changes in circumstances that would more likely than not result in an impairment of the carrying value of its intangible assets, including goodwill.  With the current volatile market conditions in the oil and gas industry, there could be future changes that impact the carrying value of other long-lived intangibles, including the supply agreement with FTS International Services, LLC (“FTSI”) or the value of the acquired technology from the SSP acquisition.  As of June 30, 2017, the balance of the FTSI supply agreement, net of accumulated amortization, was $32,955.

Beginning in the first quarter of 2017, the Company began selling products using the SSP technology in full commercial protocol.  Accordingly, the Company began to amortize this intangible asset over a 20-year useful life, which is based upon the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.  Amortization expense of the SSP technology was $1,526 in the six months ended June 30, 2017.  Based on future results of sales of products utilizing the SSP technology, it is possible the fair value of the intangible asset could decline below its cost such that an impairment in carrying value exists.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

17.	Subsequent Event

On July 18, 2017, the Company entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Winkler County, Texas.  The reserves are estimated to contain approximately 165,000 tons of fine grade 40/70 and 100 mesh proppant sand.  The Company is obligated for a $40,000 leasehold interest payment, as well as royalties based on volumes sold.  Upon signing the lease, $20,000 of the leasehold interest payment was made and is non-refundable.  The remaining $20,000 of the leasehold interest is payable upon the occurrence of future events, such as mine permitting.

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

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties.  All statements other than statements of historical fact included in this Report are forward-looking statements.  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	weakness in the price of oil and gas resulting in lower capital expenditures by our end-user oil and gas customers;
•	the level of cash flows generated to provide adequate liquidity to meet our working capital needs, capital expenditures, and our lease and debt obligations;
•	increasing costs or a lack of dependability or availability of transportation services or infrastructure and geographic shifts in demand;
•	changes to leased terminal arrangements impacting our distribution network and ability to deliver our products to our customers;
•

actions of our competitors, including, but not limited to, their ability to increase production capacity to levels which cause an imbalance in supply and demand resulting in lower market prices, especially in certain geographic areas;

•	end-user oil and gas customers, oilfield service companies, or both, purchasing or opening proppant facilities reducing market demand for us due to their vertical integration;
•	our rights and ability to mine our properties and our renewal or receipt of the required permits and approvals from governmental authorities and other third parties;
•	fluctuations in demand and pricing for raw and coated sand-based proppants or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	downward pressure on market-based pricing;
•	lower of cost or market inventory adjustments and/or obsolete inventory due to lower proppant demand from the oil and gas industry;
•	our ability to protect our intellectual property rights;
•	our ability to continue to commercialize Propel SSP® proppants;
•	our ability to succeed in competitive markets;
•	loss of, or reduction in, business from our largest customers;

•	our exposure to the credit risk of our customers and any potential material non-payments, bankruptcies, and/or nonperformance by our customers;
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

•	the potential impairment of our property, including our mineral reserves, plant, equipment, goodwill, and intangible assets as a result of market conditions;
•	substantial indebtedness, lease and pension obligations;
•	restrictions imposed by our indebtedness and lease obligations on our current and future operations;
•	the accuracy of our estimates of our mineral reserves and our ability to mine them;
•	potential disruption of our operations due to severe weather conditions, such as wind storms, ice storms, tornadoes, electrical storms, and floods, which occur in areas where we operate;
•	a shortage of skilled labor and rising labor costs in the mining industry;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;
•	our ability to attract and retain key personnel;
•	our ability to maintain satisfactory labor relations;
•	silica-related health issues and corresponding litigation;
•	our ability to maintain effective quality control systems at our mining, processing, production, and terminal facilities;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	failure to comply with the provisions of the Foreign Corrupt Practices Act (“FCPA”);
•	the impact of a terrorist attack or armed conflict;
•	cybersecurity breaches;

•	our failure to maintain adequate internal controls;
•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

As one of the industry leaders, our asset base at December 31, 2016 included 742 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  As of August 2017, we have ten sand processing facilities (nine of which are active) with 16.9 million tons of annual sand processing capacity.  We restarted our Brewer, Missouri and Maiden Rock, Wisconsin mines in the first quarter and recently opened our Shakopee, Minnesota mine to serve the increased demand in the proppant market.  We also have nine coating facilities (six of which are active) providing in excess of 2.0 million tons of annual coating capacity.  In early 2017, we re-opened our Cutler, Missouri coating facility to serve regional coating sand needs and increased demand.

As disclosed in Note 17 of the condensed consolidated financial statements, on July 18, 2017, we entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Winkler County, Texas.  The reserves are estimated to contain approximately 165 million tons of fine grade 40/70 and 100 mesh proppant sand.  We are obligated for a $40 million leasehold interest payment, as well as royalties based on volumes sold.  Upon signing the lease, $20 million of the leasehold interest payment was made and is non-refundable.  The remaining $20 million of the leasehold interest is payable upon the occurrence of future events, such as mine permitting.  We intend to build a mine and processing facility on the leased land with a capacity of approximately 3.0 million tons of proppant sand production annually.  Capital expenditures over the next twelve months related to this new mine and facility are estimated to be $60 million to $70 million.  We expect to fund this investment through a combination of cash on hand and cash flow generated from operations.  An average royalty of less than $3 per ton, which includes water rights, will be paid over the term of the lease on sand sold from this new facility, with no minimum annual royalty.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 45 proppant distribution terminals and a fleet of approximately 10,285 railcars, which includes 1,280 customer railcars, considering subleases.  Our unit train capabilities include four production facilities and eleven in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.  In order to continually align our logistics network with changes in customer demand, we have reactivated and opened nine terminals, established two new unit train terminals, and closed one terminal in 2017.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$10,483	$(87,886)	$(1,105)	$(99,662)
Interest expense, net	12,983	16,606	25,520	33,868
Provision (benefit) for income taxes	520	(63,019)	(628)	(78,773)
Depreciation, depletion, and amortization expense	19,846	18,056	39,288	36,642
EBITDA	43,832	(116,243)	63,075	(107,925)

Non-cash stock compensation expense(1)	2,763	3,914	5,179	5,567
Asset impairments(2)	-	90,578	-	90,654
Write-off of deferred financing costs(3)	389	-	389	-
Adjusted EBITDA	$46,984	$(21,751)	$68,643	$(11,704)

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Non-cash charges associated with the impairment of mineral reserves and other long-lived assets.
(3)	Represents the write-off of deferred financing fees in relation to term loan prepayment.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other Financial Data
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$10,483	$(87,886)	$(1,105)	$(99,662)
EBITDA	43,832	(116,243)	63,075	(107,925)
Adjusted EBITDA	$46,984	$(21,751)	$68,643	$(11,704)

Operating Data
Proppant Solutions
Total tons sold	2,587	1,290	4,669	2,816
Revenues	$198,812	$82,102	$339,805	$199,565
Segment gross profit	$54,373	$(13,529)	$81,719	$3,063
Industrial & Recreational Products
Total tons sold	687	661	1,282	1,248
Revenues	$34,414	$32,147	$66,004	$60,142
Segment gross profit	$15,717	$13,649	$29,202	$24,051

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Revenues increased $119.0 million, or 104%, to $233.2 million for the three months ended June 30, 2017 compared to $114.2 million for the three months ended June 30, 2016.

Average North American rig counts increased approximately 21% from the first quarter of 2017 through the second quarter of 2017 and have more than doubled the levels of the second quarter of 2016.  Average oil prices decreased slightly to an average of approximately $48 per barrel of oil for the second quarter of 2017 versus approximately $52 per barrel in the first quarter of 2017.  However, average oil prices have increased over 7% from approximately $45 in the second quarter of 2016 to $48 per barrel in the second quarter of 2017.  Even with oil prices at current levels, proppant markets continue to grow as a result of modified well designs, which increase the amount of proppant used per well.

Total volumes in the Proppant Solutions segment increased 101% to 2.6 million tons in the three months ended June 30, 2017 compared to 1.3 million tons in the three months ended June 30, 2016.  Raw frac sand volumes increased 95% to 2.4 million tons in the three months ended June 30, 2017 compared to 1.2 million tons in the three months ended June 30, 2016.  Coated proppant volumes increased 223% to 0.2 million tons in the three months ended June 30, 2017 compared to 0.1 million tons in the three months ended June 30, 2016.  Revenues in the Proppant Solutions segment increased $116.7 million, or 142%, to $198.8 million for the three months ended June 30, 2017 compared to $82.1 million for the three months ended June 30, 2016.  The increase in Proppant Solutions revenue was largely due to higher overall volumes, which increased revenues by approximately $100 million.  Revenues also increased by approximately $17 million from higher pricing and change in product mix largely due to growth in value-added proppants.

Volumes in the I&R segment increased slightly to 0.7 million tons in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Revenues in the I&R segment increased $2.3 million, or 7%, to $34.4 million for the three months ended June 30, 2017 compared to $32.1 million for the three months ended June 30, 2016.  I&R segment revenue was impacted by increases in sales of raw sand as well as value-added products, particularly in the glass, sports & recreation, and building products markets.

Revenues in our I&R segment are driven by macroeconomic factors, such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.

Segment Gross Profit

Gross profit increased $70.0 million to $70.1 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016.

Gross profit in the Proppant Solutions segment increased $67.9 million to $54.4 million for the three months ended June 30, 2017 compared to a negative $13.5 million for the three months ended June 30, 2016.  Gross profit for the three months ended June 30, 2017 included $1.5 million of charges due to mine start-ups and one-time expenses of $3.2 million to move over 1,200 railcars that were previously in storage to our active fleet in the second quarter.  Gross profit for the three months ended June 30, 2016 included non-cash inventory write-downs of $9.9 million.  Excluding these charges in 2017 and 2016, respectively, gross profit for the quarter ended June 30, 2017 would have increased approximately $63 million compared to gross profit for the quarter ended June 30, 2016.  The volume increases in the Proppant Solutions segment improved gross profit for the three months ended June 30, 2017 by approximately $30 million compared to the three months ended June 30, 2016.  The remaining gross profit improvement of $33 million is attributed to pricing improvements and favorable changes in product mix noted above as well as lower costs due to higher fixed cost leverage from greater volumes.

Gross profit in the I&R segment increased $2.1 million to $15.7 million for the three months ended June 30, 2017 compared to $13.6 million for the three months ended June 30, 2016.  Gross profit for the three months ended June 30, 2016 included non-cash inventory write-downs of $0.4 million.  Excluding this charge in 2016, gross profit would have increased approximately $2.4 million for the quarter ended June 30, 2017 compared to gross profit for the quarter ended June 30, 2016.  Approximately $1.4 million of the I&R gross profit improvement was attributed to increased prices over prior year period and improved cost per ton due to higher fixed cost leverage.  The remaining gross profit improvement of $0.7 million is attributed to higher volumes particularly in the glass, sports & recreation, and building products businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $0.8 million, or 3%, to $25.9 million for the three months ended June 30, 2017 compared to $25.0 million for the three months ended June 30, 2016.  SG&A includes stock compensation expense of $2.8 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively.  Stock compensation expense in the second quarter of 2016 included approximately $2.1 million due to a modification in the retirement provisions of the Company’s Long Term Incentive Plans that accelerates vesting and related expense for equity-based compensation awarded to retirement-eligible individuals (defined as age 55, plus 10 years of service).  Excluding this amount, stock compensation expense was higher in 2017 due to increases in our stock price and the related impact of current year awards to employees.  The increase in SG&A from the three months ended June 30, 2016 is the result of accruals for higher base compensation and benefits in 2017 from the additional staffing of our re-opened facilities as well as increased estimated variable compensation and pension and profit-sharing contributions based on our current 2017 performance run rate.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1.8 million to $19.8 million for the three months ended June 30, 2017 compared to $18.1 million in the three months ended June 30, 2016.  The increase in this expense was primarily due to incremental amortization of the acquired technology from the SSP acquisition, which began in 2017 with the commercialization of Propel SSP®.

Income (Loss) from Operations

Income (loss) from operations increased $158.3 million to $24.0 million for the three months ended June 30, 2017 compared to a loss of $134.3 million for the three months ended June 30, 2016.  Second quarter earnings were largely impacted by increases in gross profit due to increased demand for proppant, including value-added proppant, and price improvements.

Interest Expense

Interest expense decreased $3.6 million, or 22%, to $13.0 million for the three months ended June 30, 2017 compared to $16.6 million for the three months ended June 30, 2016.  The change in interest expense is primarily due to the prepayments and repurchases of our term loans in 2016, which reduced outstanding principal and overall interest expense, partially offset by interest rate increases.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $63.5 million to $0.5 million for the three months ended June 30, 2017 compared to a benefit of $63.0 million for the three months ended June 30, 2016.  Income before income taxes increased $161.9 million to $11.0 million for the three months ended June 30, 2017 compared to a loss of $150.9 million for the three months ended June 30, 2016.  The increase in tax expense recorded during the second quarter of 2017 was primarily related to the increase in income before income taxes, partially offset by the benefit from a loss carryback recognized in 2016.  The effective tax rate was 4.7% and 41.8% for the three months ended June 30, 2017 and 2016, respectively.  The decrease in the effective tax rate was primarily attributable to the impact of the tax benefit from a loss carryback recorded in 2016 and an increase in depletion applied against forecasted results in 2017 as compared to 2016.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income (loss) attributable to Fairmount Santrol Holdings Inc. increased $98.4 million to $10.5 million for the three months ended June 30, 2017 compared to a loss of $87.9 million for the three months ended June 30, 2016 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $68.7 million to $47.0 million for the three months ended June 30, 2017 compared to a loss of $21.8 million for the three months ended June 30, 2016.  Adjusted EBITDA for the second quarter of 2017 excludes the impact of $2.8 million of non-cash stock compensation expense.  Adjusted EBITDA for the second quarter of 2017 includes $1.5 million of charges due to mine start-ups and one-time expenses of $3.2 million to move 1,200 railcars previously in storage to our active fleet.  Adjusted EBITDA for the second quarter of 2016 excludes the impact of $94.5 million of non-cash stock compensation expense and impairment charges.  Adjusted EBITDA for the second quarter of 2016 includes non-cash inventory write-downs of $10.3 million.  The increase in Adjusted EBITDA is largely due to increased gross profit which as noted above is attributed to higher proppant and I&R volumes, improved pricing, and higher fixed cost leverage due to greater volumes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Revenues increased $146.1 million, or 56%, to $405.8 million for the six months ended June 30, 2017 compared to $259.7 million for the six months ended June 30, 2016.

The average year-to-date North American rig counts increased approximately 94% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Additionally, average oil prices increased 28% to approximately $50 per barrel in the six months ended June 30, 2017 compared to $39 per barrel the six months ended June 30, 2016.  As previously noted, demand for proppants continues to grow with accelerated trends in proppant intensity as a result of modified well designs.

Total volumes in the Proppant Solutions segment increased 66% to 4.7 million tons in the six months ended June 30, 2017 compared to 2.8 million tons in the six months ended June 30, 2016.  Raw frac sand volumes increased 63% to 4.3 million tons in the six months ended June 30, 2017 compared to 2.6 million tons in the six months ended June 30, 2016.  Coated proppant volumes increased 106% to 0.4 million tons in the six months ended June 30, 2017 compared to 0.2 million tons in the six months ended June 30, 2016.  Revenues in the Proppant Solutions segment increased $140.2 million, or 70%, to $339.8 million for the six months ended June 30, 2017 compared to $199.6 million for the six months ended June 30, 2016.  The increase in Proppant Solutions segment revenue was largely due to higher overall volumes, which increased revenues by approximately $135 million.  Revenues also increased approximately $5 million from higher pricing and change in product mix largely due to growth in value-added products.

Volumes in the I&R segment increased slightly to 1.3 million tons in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Revenues in the I&R segment increased $5.9 million, or 10%, to $66.0 million for the six months ended June 30, 2017 compared to $60.1 million for the six months ended June 30, 2016.  I&R segment revenue was impacted by increases in sales of raw sand primarily in the sports and recreation and specialty building product markets.

Segment Gross Profit

Gross profit increased $83.8 million to $110.9 million for the six months ended June 30, 2017 compared to $27.1 million for the six months ended June 30, 2016.

Gross profit in the Proppant Solutions segment increased $78.7 million to $81.7 million for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016.  Gross profit for the six months ended June 30, 2017 included $2.4 million of charges due to mine start-ups and one-time expenses of $4.2 million to move over 2,400 railcars from storage to our active fleet during the first half of the year.  Gross profit for six months ended June 30, 2016 included non-cash inventory write-downs of $9.9 million.  Excluding these charges in 2017 and 2016, respectively, gross profit would have increased approximately $75 million.  The volume increases in the Proppant Solutions segment improved gross profit for the six months ended June 30, 2017 by approximately $35 million compared to the six months ended June 30, 2016.  The remaining gross profit improvement of $40 million is attributed to pricing improvements and favorable changes in product mix noted above as well as lower costs due to higher fixed cost leverage from greater volumes.

Gross profit in the I&R segment increased $5.2 million to $29.2 million for the six months ended June 30, 2017 compared to $24.1 million for the six months ended June 30, 2016.  Gross profit for the six months ended June 30, 2016 included non-cash inventory write-downs of $0.4 million.  Excluding this charge in 2016, gross profit would have increased approximately $5.5 million.  Approximately $3.9 million of the I&R segment gross profit improvement was attributed to increased prices over prior year period and improved cost per ton due to higher fixed cost leverage.  The remaining gross profit improvement of $1.6 million is attributed to higher volumes particularly in the sports & recreation and specialty building product markets.

Selling, General and Administrative Expenses

SG&A increased $5.0 million, or 12%, to $48.3 million for the six months ended June 30, 2017 compared to $43.3 million for the six months ended June 30, 2016.  SG&A includes stock compensation expense of $5.2 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively.  Stock compensation expense in the second quarter of 2016 included approximately $2.1 million due to a modification in the retirement provisions of the Company’s Long Term Incentive Plans that accelerates vesting and related expense for equity-based compensation awarded to retirement-eligible individuals (defined as age 55, plus 10 years of service).  Excluding this amount, stock compensation expense was higher in 2017 due to increases in our stock price and related impact of current year awards.  The increase in SG&A from the six months ended June 30, 2016 is the result of higher base compensation and benefits in 2017 from the additional staffing of our re-opened facilities as well as estimated variable compensation and pension and profit-sharing contributions based on our current 2017 performance run rate.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2.6 million to $39.3 million for the six months ended June 30, 2017 compared to $36.6 million in the six months ended June 30, 2016.  The increase in this expense was primarily due to incremental amortization of the acquired technology from the SSP acquisition, which began in 2017 with the commercialization of Propel SSP®.

Income (Loss) from Operations

Income (loss) from operations increased $168.6 million to $24.0 million for the six months ended June 30, 2017 compared to a loss of $144.6 million for the six months ended June 30, 2016.  Year-to-date earnings were largely impacted by increases in gross profits due to increased demand for proppant and price improvements.

Interest Expense

Interest expense decreased $8.3 million, or 25%, to $25.5 million for the six months ended June 30, 2017 compared to $33.9 million for the six months ended June 30, 2016.  The change in interest expense is primarily due to the prepayments and repurchases of the term loans, which reduced the principal balance of the loans and overall interest expense, partially offset by interest rate increases.

Provision (Benefit) for Income Taxes

The benefit for income taxes decreased $78.1 million to a benefit of $0.6 million for the six months ended June 30, 2017 compared to a benefit of $78.8 million for the six months ended June 30, 2016.  The loss before income taxes decreased $176.9 million to a loss of $1.5 million for the six months ended June 30, 2017 compared to a loss of $178.4 million for the six months ended June 30, 2016.  The decrease in the benefit recorded during the first half of

2017 was primarily related to the increase in income before income taxes and the benefit from a loss carryback recognized in 2016.  The effective tax rate was 41.5% and 44.1% for the six months ended June 30, 2017 and 2016, respectively.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016, partially offset by the increase in depletion applied against forecasted results in 2017, as compared to 2016, and discrete tax benefits related to stock compensation.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net loss attributable to Fairmount Santrol Holdings Inc. increased $98.6 million to a loss of $1.1 million for the six months ended June 30, 2017 compared to a loss of $99.7 million for the six months ended June 30, 2016 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $80.3 million to $68.6 million for the six months ended June 30, 2017 compared to a loss of $11.7 million for the six months ended June 30, 2016.  Adjusted EBITDA for the first half of 2017 excludes the impact of $5.2 million of non-cash stock compensation expense.  Adjusted EBITDA for six months ended June 30, 2017 includes $2.4 million of charges due to mine start-ups and one-time expenses of $4.2 million to move over 2,400 railcars from storage to our active fleet for the first six months of the year.  Adjusted EBITDA for the first half of 2016 excludes the impact of $96.2 million of non-cash stock compensation expense and impairment charges. Adjusted EBITDA for the six months ended June 30, 2016 includes non-cash inventory write-downs of $10.3 million and $6.5 million of restructuring and professional fees for refinancing and cost improvement initiatives.  The increase in Adjusted EBITDA is largely due to increased gross profit which, as noted above, is due to higher proppant and I&R volumes, improved pricing, and higher fixed cost leverage due to greater volumes.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt and to meet our working capital and capital expenditure needs.  Historically, we have met our liquidity needs in part with funds generated from operations as well as through periodic capital market transactions, such as the issuance of shares of our common stock.

On June 27, 2017, we prepaid $50 million of term loans, which consisted of $43.0 million of the Term B-2 Loans and $7.0 million of the Extended Term B-1 Loans.  We believe that, given the improving business environment for the oil and gas industry, the increasing demand for proppants, our cash balance, and our strengthening balance sheet, this $50 million prepayment does not cause us to forgo other growth initiatives, such as the Winkler County, Texas development opportunity discussed previously.

As of June 30, 2017, we had outstanding term loan borrowings of $783.4 million and cash on hand of $178.5 million.  In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed.  As of June 30, 2017, we had $31.3 million of availability under our Revolving Credit Facility with $15.3 million committed to letters of credit, leaving net availability at $16.0 million.

As of the date of this report, we believe that our cash on-hand, cash generated from operations, and amounts available under the Revolving Credit Facility will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments.  We also believe that we have the ability to refinance our debt, as well as replace our existing Revolving Credit Facility that expires in September 2018, and we plan to address that over the next few quarters as our operating results continue to improve.  We may continue to use cash at times to make debt prepayments at par or to negotiate market-priced repurchases of our term debt to the extent permitted under our credit agreement.  See “Credit Facilities” below for more information.

A downturn in our business’s key markets could significantly impact our forecasts.  While we believe that our operating forecasts are reasonable, the forecasts are based on assumptions and market conditions that continue to vacillate and impact the industry, primarily the proppant business.  We continue to have contingency plans allowing us to address fluctuations in market conditions that could adversely affect liquidity, including, but not limited to, implementing reductions in operating costs, idling or closing mines and processing facilities, reducing selling, general, and administrative costs, reducing planned capital spending, and improving working capital.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Our working capital was $258.5 million at June 30, 2017 and $279.6 million at December 31, 2016.

Accounts Receivable

Accounts receivable increased $44.8 million to $123.8 million at June 30, 2017 compared to $78.9 million at December 31, 2016.  The increase is primarily the result of increased sales from year-end levels.  Approximately 30% and 45% of our accounts receivable balance at June 30, 2017 and December 31, 2016, respectively, was outstanding from two customers.  During the six months ended June 30, 2017 and 2016, our top ten proppant customers collectively represented 74% and 70% of our revenues, respectively.  Sales in the aggregate to our top three customers accounted for 20%, 13%, and 12% of our revenues, respectively, in the six months ended June 30, 2017.  In the six months ended June 30, 2016, our two largest customers accounted for 34% and 10%, respectively, of our revenues.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals.  The increase in inventory to $60.8 million at June 30, 2017 compared to $52.7 million at December 31, 2016 relates to increased production to match current and projected demand.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $1.4 million to $5.6 million at June 30, 2017 from $7.1 million at December 31, 2016, primarily due to a decrease in prepaid insurance.

Refundable Income Taxes

Refundable income taxes decreased $18.6 million to $2.5 million at June 30, 2017 from $21.1 million at December 31, 2016.  The decrease primarily represents the receipt in the quarter ended June 30, 2017 of the $16 million refund relating to a loss carryback to a prior year.

Accounts Payable

Accounts payable increased $14.4 million to $51.7 million at June 30, 2017 compared to $37.3 million at December 31, 2016.  The increase in accounts payable is due to increased purchasing and freight activity driven by higher sales volumes compared to the prior year period.

Accrued Expenses and Deferred Revenue

The increase in accrued expenses and deferred revenue to $48.9 million at June 30, 2017 compared to $26.2 million at December 31, 2016 is primarily due to approximately $10.0 million of prepayments on customer contracts as well as an increase in the accrual of 2017 projected performance-based compensation.

Cash Flow Analysis

Net Cash Provided (Used in) by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash provided by operating activities was $54.2 million for the six months ended June 30, 2017 compared with $12.9 million used in the six months ended June 30, 2016.  This $67.2 million variance was primarily the result of a $98.8 million increase in net income and an $18.6 decrease in refundable income taxes as a result of the $16 million refund received, partially offset by a $44.8 increase in accounts receivable from increased sales.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal capacities, or for stripping costs.  Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $13.3 million for the six months ended June 30, 2017 compared to $18.2 million used for the six months ended June 30, 2016.  The $4.9 million variance was primarily the result of a decrease in capital expenditures.

Capital expenditures of $14.2 million in the six months ended June 30, 2017 were primarily focused on maintenance and the re-opening of idled mines and processing facilities.  Capital expenditures were $21.9 million in the six months ended June 30, 2016 and were primarily associated with the early 2016 completion of the Wedron facility expansion.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our Term Loans and Revolving Credit Facility.

Net cash used in financing activities was $57.0 million in the six months ended June 30, 2017 compared to $79.7 million used in the six months ended June 30, 2016.  The $22.8 million variance is due to the approximately $43.0 million and $7.0 million prepayments on our Term B-2 Loans and Extended Term B-1 Loans, respectively, in the six months ended June 30, 2017 compared to the approximately $70 million prepayment on the Term B-1 Loans in the six months ended June 30, 2016.

Credit Facilities

On June 27, 2017, we prepaid $50 million of term loans, which consisted of $43.0 million of the Term B-2 Loans and $7.0 million of the Extended Term B-1 Loans.

As of June 30, 2017, there was $16.0 million available capacity remaining on the Revolving Credit Facility and $15.3 million committed to outstanding letters of credit.  As of June 30, 2017, we have not drawn on the Revolving Credit Facility.

As of June 30, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.8%, 4.8%, and 4.3%, respectively.

We have a $10 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.91% at June 30, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10 million.

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

Contractual Obligations

As of June 30, 2017, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

In the six months ended June 30, 2017, there have been no material changes to our contractual obligations as reported in our 2016 Annual Report on Form 10-K.

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

Similarly, these future cash flows from operations are used in determining whether other long-lived tangible and intangible assets have a fair value in excess of carrying value.  In the second quarter of 2016, we recorded an impairment for long-lived assets at several Proppant Solutions locations since the recoverability of these locations could not be assured.  The value of the supply agreement in the FTSI agreement is based on estimates of discounted future cash flows from sales under the agreement.  As of June 30, 2017, the fair value of the supply agreement exceeded its carrying value.  Should FTSI undergo financial difficulties or not comply with the terms of this agreement, the fair value of this supply agreement could decline such that an impairment in carrying value exists.  The carrying value of the SSP asset is based on its cost under ASC 805 and is amortized over its estimated 20-year estimated life.  As of June 30, 2017, the estimated fair value of the SSP asset exceeded its carrying value.  If the SSP technology cannot continue to be successfully commercialized, the fair value of this intangible asset could decline below its cost such that an impairment in carrying value exists.

If materially adverse business conditions in oil and gas markets were to reoccur, it is possible that additional assets, both tangible and intangible, could be subject to additional impairment losses in future periods.

There have been no changes in our accounting policies and estimates during the six months ended June 30, 2017.

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

As of June 30, 2017, the fair value of the interest rate swaps was a liability of $12.0 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $0.2 million impact on our interest expense in the six months ended June 30, 2017.

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.  We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  For the six months ended June 30, 2017, our top three customers collectively accounted for 45% of our sales.  Approximately 30% of our accounts receivable balance at June 30, 2017 was outstanding from two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2017, we were subject to approximately four active silica exposure cases.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the costs associated with these claims, subject to this cost sharing, we believe that our level of existing and available insurance coverage combined with various open third party indemnities is sufficient to cover any additional exposure to silicosis-related expenses.  Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

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

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	August 9, 2017

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

10.1*

Fairmount Santrol Holdings Inc. 2014 Long Term Incentive Plan, as amended, which is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-36670).

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