Form 10-Q
period 2017-09-30
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2017-11-09
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of November 6, 2017:  224,092,378

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$280,050	$134,775	$685,859	$394,482
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	180,582	114,873	475,470	347,466

Operating expenses
Selling, general and administrative expenses	31,105	17,242	79,438	60,560
Depreciation, depletion and amortization expense	20,174	17,759	59,462	54,401
Asset impairments	-	-	-	90,654
Restructuring charges	-	-	-	1,155
Other operating expense (income)	(1,594)	9,362	(2,299)	9,266
Income (loss) from operations	49,783	(24,461)	73,788	(169,020)

Interest expense, net	12,110	16,175	37,630	50,043
Other non-operating income	-	-	-	(5)
Income (loss) before provision (benefit) for income taxes	37,673	(40,636)	36,158	(219,058)

Provision (benefit) for income taxes	2,754	(20,013)	2,126	(98,786)
Net income (loss)	34,919	(20,623)	34,032	(120,272)
Less: Net income (loss) attributable to the non-controlling interest	(25)	2	193	15
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$34,944	$(20,625)	$33,839	$(120,287)

Earnings (loss) per share
Basic	$0.16	$(0.11)	$0.15	$(0.71)
Diluted	$0.15	$(0.11)	$0.15	$(0.71)

Weighted average number of shares outstanding
Basic	224,082	183,620	223,947	168,904
Diluted	226,400	183,620	229,304	168,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net income (loss)	$34,919	$(20,623)	$34,032	$(120,272)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	325	(2)	767	(362)
Pension obligations	61	66	183	174
Change in fair value of derivative agreements	1,704	893	3,877	(7,321)
Total other comprehensive income (loss), before tax	2,090	957	4,827	(7,509)
Provision (benefit) for income taxes related to items of other comprehensive income (loss)	650	(66)	2,575	(3,226)
Comprehensive income (loss), net of tax	36,359	(19,600)	36,284	(124,555)
Comprehensive income (loss) attributable to the non-controlling interest	(25)	2	193	15
Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$36,384	$(19,602)	$36,091	$(124,570)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$188,257	$194,069
Accounts receivable, net of allowance for doubtful accounts of $2,136 and $3,055
at September 30, 2017 and December 31, 2016, respectively	155,070	78,942
Inventories, net	68,304	52,650
Prepaid expenses and other assets	6,843	7,065
Refundable income taxes	823	21,077
Total current assets	419,297	353,803

Property, plant and equipment, net	767,408	727,735
Deferred income taxes	1,244	1,244
Goodwill	15,301	15,301
Intangibles, net	95,234	95,341
Other assets	7,740	9,486
Total assets	$1,306,224	$1,202,910

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$11,772	$10,707
Accounts payable	69,173	37,263
Accrued expenses and deferred revenue	85,660	26,185
Total current liabilities	166,605	74,155

Long-term debt	782,735	832,306
Deferred income taxes	10,728	7,057
Other long-term liabilities	50,300	38,272
Total liabilities	1,010,368	951,790

Commitments and contingent liabilities (Note 13)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at September 30, 2017 and December 31, 2016	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares outstanding: 224,092 and 223,601 at September 30, 2017
and December 31, 2016, respectively	2,423	2,422
Additional paid-in capital	300,281	297,649
Retained earnings	298,258	264,852
Accumulated other comprehensive loss	(16,750)	(19,002)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	584,212	545,921
Less: Treasury stock at cost
Shares in treasury: 18,273 and 18,666 at September 30, 2017
and December 31, 2016, respectively	(288,662)	(294,874)
Total equity attributable to Fairmount Santrol Holdings Inc.	295,550	251,047
Non-controlling interest	306	73
Total equity	295,856	251,120
Total liabilities and equity	$1,306,224	$1,202,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity (deficit) attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)

Balances at December 31, 2015	$2,391	161,433	$776,705	$405,044	$(17,693)	$(1,227,663)	77,765	$(61,216)	$848	$(60,368)
Re-issuance of treasury stock	-	-	(292,675)	-	-	454,537	(28,750)	161,862	-	161,862
Share-based awards exercised or distributed	17	30,514	3,933	-	-	-	(99)	3,950	-	3,950
Stock compensation expense	-	-	7,366	-	-	-	-	7,366	-	7,366
Tax effect of stock options exercised, forfeited, or expired	-	-	(1,051)	-	-	-	-	(1,051)	-	(1,051)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(551)	(551)
Net income (loss)	-	-	-	(120,287)	-	-	-	(120,287)	15	(120,272)
Other comprehensive loss	-	-	-	-	(4,283)	-	-	(4,283)	-	(4,283)
Balances at September 30, 2016	$2,408	191,947	$494,278	$284,757	$(21,976)	$(773,126)	48,916	$(13,659)	$312	$(13,347)

Balances at December 31, 2016	$2,422	223,601	$297,649	$264,852	$(19,002)	$(294,874)	18,666	$251,047	$73	$251,120
Re-issuance of treasury stock	-	393	-	-	-	6,212	(393)	6,212	-	6,212
Share-based awards exercised or distributed	1	98	(5,649)	-	-	-	-	(5,648)	-	(5,648)
Stock compensation expense	-	-	8,281	-	-	-	-	8,281	-	8,281
Impact of adoption of ASU 2016-09, net of tax	-	-	-	(433)	-	-	-	(433)	-	(433)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	40	40
Net income	-	-	-	33,839	-	-	-	33,839	193	34,032
Other comprehensive income	-	-	-	-	2,252	-	-	2,252	-	2,252
Balances at September 30, 2017	$2,423	224,092	$300,281	$298,258	$(16,750)	$(288,662)	18,273	$295,550	$306	$295,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net income (loss)	$34,032	$(120,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	53,638	50,891
Amortization	9,508	8,471
Reserve for doubtful accounts	(421)	2,645
Write-off of deferred financing costs	389	-
Asset impairments	-	90,654
Inventory write-downs and reserves	1,266	10,302
(Gain) loss on disposal of fixed assets	(404)	315
Deferred income taxes and taxes payable	3,965	(80,248)
Stock compensation expense	7,582	7,366
Change in operating assets and liabilities:
Accounts receivable	(75,707)	(5,035)
Inventories	(16,920)	7,039
Prepaid expenses and other assets	(2,745)	1,873
Refundable income taxes	20,255	5,922
Accounts payable	20,659	4,723
Accrued expenses and deferred revenue	52,373	3,875
Net cash provided by (used in) operating activities	107,470	(11,479)

Cash flows from investing activities
Proceeds from sale of fixed assets	3,124	5,630
Capital expenditures and stripping costs	(36,470)	(28,712)
Leasehold interest payments for sand reserves	(20,000)	-
Earnout payments	(250)	(1,631)
Net cash used in investing activities	(53,596)	(24,713)

Cash flows from financing activities
Payments on long-term debt	(6,469)	(8,670)
Prepayments on term loans	(50,000)	(69,580)
Payments on capital leases and other long-term debt	(3,491)	(5,067)
Proceeds from option exercises	563	3,950
Proceeds from primary stock offering	-	161,862
Tax payments for withholdings on share-based awards exercised or distributed	(1,097)	(3,650)
Tax effect of stock options exercised, forfeited, or expired	-	(1,051)
Transactions with non-controlling interest	40	(551)
Net cash provided by (used in) financing activities	(60,454)	77,243

Change in cash and cash equivalents related to assets classified as held-for-sale	-	1,376
Foreign currency adjustment	768	(479)
Increase (decrease) in cash and cash equivalents	(5,812)	41,948

Cash and cash equivalents:
Beginning of period	194,069	171,486
End of period	$188,257	$213,434

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The Company believes that the adoption of this standard will likely have a material impact to its condensed consolidated balance sheet for the recognition of certain operating and land lease arrangements as right-of-use assets and lease liabilities.  The Company is in the process of analyzing its lease arrangements and evaluating its systems to comply with the standards retrospective adoption requirements.  ASC 842 supersedes the previous leases standard, ASC 840 – Leases and is effective on January 1, 2019, with early adoption permitted.

In April and May 2016, the FASB issued ASU No. 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, ASU No. 2016-11 – Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance, ASU No. 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients and in December 2016, the FASB issued ASU No. 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These ASUs each affect the guidance of the new revenue recognition standard in ASU No. 2014-09 – Revenue from Contracts with Customers and related subsequent ASUs.  This guidance is effective beginning January 1, 2018.  The Company has reviewed its various customer contracts in both of its business segments with a combination of applicable sales, legal, and

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

accounting personnel.  In this review, the Company has identified several indicators of potential variable consideration, including price adjustments in the contracts as well as provisions similar to take-or-pay arrangements that could modify the timing of revenue recognition.  The Company is implementing formal procedures to monitor these indicators but currently does not believe they will result in a change in the timing of revenue recognition.  Should further information present itself to the contrary, the Company intends to use the modified retrospective approach and will record a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption.  The Company has proceeded to assessment and development of the expanded financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04 – Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.  The ASU eliminates Step 2 from goodwill impairment testing.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  As a result of the ASU, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.  The ASU is effective beginning January 1, 2020, with early adoption permitted, and applied prospectively.  The Company believes that the adoption of this standard will likely not have a material impact on its financial statements and disclosures.

In March 2017, the FASB issued ASU No. 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The ASU requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items.  The ASU also requires only the service cost component to be eligible for capitalization when applicable.  The ASU is effective beginning January 1, 2018 with early adoption permitted.  The income statement components of the ASU should be applied retrospectively while the balance sheet component should be applied prospectively.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.  The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectives, and effectiveness testing.  The ASU is effective beginning January 1, 2019, with early adoption permitted.  All transition requirement and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  The Company is in the process of evaluating the impact of this new guidance on its financial statements and disclosures.

2.	Inventories, net

At September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$8,385	$7,465
Work-in-process	15,371	12,681
Finished goods	45,802	33,760
	69,558	53,906
Less: LIFO reserve	(1,254)	(1,256)
Inventories, net	$68,304	$52,650

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

3.	Property, Plant, and Equipment, net

At September 30, 2017 and December 31, 2016, property, plant, and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Land and improvements	$81,865	$86,298
Mineral reserves and mine development	306,074	253,766
Machinery and equipment	589,591	596,962
Buildings and improvements	187,584	161,057
Furniture, fixtures, and other	3,486	3,440
Construction in progress	31,406	6,748
	1,200,006	1,108,271
Accumulated depletion and depreciation	(432,598)	(380,536)
Property, plant, and equipment, net	$767,408	$727,735

Under ASC 360 Property, Plant, and Equipment, the Company is required to evaluate the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Based on the adverse business conditions and the idling of certain assets in 2016, the Company evaluated certain of its asset groups that contained mineral reserves and other long-lived assets contained in the Proppant Solutions segment and concluded that the carrying amounts of those assets were not recoverable.  Fair value was determined by prices obtained from third parties for the assets and from estimating the net present value of the future cash flows over the life of the assets.  Using Level 3 inputs of the fair value hierarchy, critical assumptions for these valuations included future selling prices of products, future operating costs, and the cost of capital.  The Company incurred $90,654 of such asset impairments in the nine months ended September 30, 2016.  These impairments are recorded as asset impairments in operating expenses in the Condensed Consolidated Statements of Income (Loss).  There were no such impairments included in the nine months ended September 30, 2017.

On July 18, 2017, the Company entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Winkler County, Texas.  The Company has capitalized the entire $40,000 leasehold interest obligation and related exploratory and transaction costs to mineral reserves and mine development.  The initial payment of $20,000 was paid at lease commencement.  The remaining $20,000 is payable in two installments of $10,000 each upon the occurrence of certain probable events.  The first remaining installment was payable upon the issuance of all federal, state, and local permits, and the final remaining installment is payable upon the earlier of two years from the commencement date of the agreement or the date the Company makes its first sale from this property.  Additionally, the Company is obligated for certain royalty payments based on volumes sold.

In October 2017, the Company paid an installment of $10,000.  The remaining $10,000 is payable when sand begins to be sold from the property, which the Company expects within twelve months of the date of this Report.  The capitalized leasehold interest payments will begin to be recognized as expense as production occurs.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

4.	Long-Term Debt

At September 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
Term B-2 Loans	671,596	719,632
Extended Term B-1 Loans	109,760	117,634
Industrial Revenue bond	10,000	10,000
Revolving credit facility and other	72	88
Capital leases, net	8,511	3,634
Deferred financing costs, net	(5,432)	(7,975)
	794,507	843,013
Less: current portion	(11,772)	(10,707)
Long-term debt including leases	$782,735	$832,306

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

As of September 30, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.7%, 4.7%, and 5.2%, respectively.

The Revolving Credit Facility termination date is September 6, 2018.  As of September 30, 2017, the Company’s leverage ratio was 5.20:1.00 which, under the terms of the Revolving Credit Facility, permitted $84,742 available unused capacity on the Revolving Credit Facility and $15,258 committed to outstanding letters of credit.  As of September 30, 2017, the Company had not drawn on the Revolving Credit Facility.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.95% at September 30, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

On November 1, 2017 (the “Closing Date”), the Company entered into a new five-year asset-based revolving credit facility (the “ABL Revolver”) with PNC Capital Markets LLC, as administrative agent, which replaced the existing revolving credit facility.  The ABL Revolver has a borrowing capacity of up to $125,000 with an option to increase by $50,000 to $175,000.  An initial draw upon closing of the ABL Revolver was used to partially refinance existing term debt, pay expenses associated with debt refinancing, and can be later used for funding capital expenditures, and providing ongoing working capital.  The ABL Revolver is interest only at a rate derived from LIBOR plus 1.5% to 2.0%, depending on excess availability under the ABL Revolver, or from a Base Rate, which is the higher of the prime rate, the Federal Funds open rate plus 0.5% and the Daily LIBOR Rate plus 1.0%.  The interest payments on the ABL Revolver are payable in quarterly installments, with the principal balance due at November 1, 2022.  If the Term Loan B (subsequently defined) is still outstanding, then any balance outstanding under the ABL Revolver is due on May 1, 2022.  Availability under the ABL Revolver is based upon an available borrowing base, which includes a specified percentage of eligible accounts receivable and inventory and excludes outstanding letters of credit and applicable reserves.  In addition to interest charged on the ABL Revolver, the Company is also obligated

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.  The ABL Revolver includes financial covenants requiring a minimum fixed charge coverage ratio of 1.1, based on availability thresholds, and is primarily secured by all accounts receivable and inventory, with security interest second to the Term Loan B (subsequently defined) on substantially all other assets of the Company.

Additionally on the Closing Date, the Company entered into an agreement with Barclays Capital Inc., as administrative agent, for a $700,000 Senior Secured Term Loan (the “Term Loan B”) to refinance all of its existing Term B-2 Loans and Extended Term B-1 Loans.  The Term Loan B was issued with original issue discount at 98.5% of face.  The Term Loan B, which has a maturity date of November 1, 2022, requires quarterly interest payments and 2.5% annual principal amortization payments for the first half of the loan period, 5.0% for the second half of the loan period, with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 6.0% with a LIBOR floor of 1.0%.  The Term Loan B is secured by a first priority security interest in substantially all assets of the Company and its subsidiaries, except for accounts receivable and inventory, in which it has a second priority security interest.  The Company has the option to prepay the Term Loan B.  Should the Company choose to refinance the Term Loan B, it would be subject to a 1.02% premium if refinanced at a lower interest rate within one year of the Closing Date or a 1.01% premium if refinanced at a lower interest rate within two years of the Closing Date.  There are no financial covenants governing the Term Loan B.

The Company anticipates recording a loss on extinguishment of debt in the fourth quarter of 2017, but is unable to make a meaningful estimate of the impact on the Company’s financial statements at the date of filing.

5.	Accrued Expenses and Deferred Revenue

At September 30, 2017 and December 31, 2016, accrued expenses and deferred revenue consisted of the following:

	September 30, 2017	December 31, 2016
Accrued payroll and fringe benefits	$11,068	$7,018
Accrued bonus	29,280	3,536
Contingent consideration	5,244	2,507
Accrued income taxes	426	421
Accrued real estate taxes	4,401	4,821
Accrued leasehold interest payments	20,000	-
Deferred revenue	5,002	75
Other accrued expenses	10,239	7,807
Accrued expenses and deferred revenue	$85,660	$26,185

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

6.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$34,944	$(20,625)	$33,839	$(120,287)
Denominator:
Basic weighted average shares outstanding	224,082	183,620	223,947	168,904
Dilutive effect of employee stock options, RSUs, and PRSUs	2,318	-	5,357	-
Diluted weighted average shares outstanding	226,400	183,620	229,304	168,904

Earnings (loss) per common share – basic	$0.16	$(0.11)	$0.15	$(0.71)
Earnings (loss) per common share – diluted	$0.15	$(0.11)	$0.15	$(0.71)

The calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 excludes 11,066 and 6,389 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.  Potentially dilutive shares of 5,940 and 6,864 were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the three and nine months ended September 30, 2016, respectively, because the Company was in a loss position in those periods.

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

As of September 30, 2017, the amount of outstanding options, restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”) was 13,611, 1,519, and 584, respectively.

7.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments.  The notional value of these swap agreements is $420,000, which represents a total of approximately 54% of term debt outstanding at September 30, 2017 and effectively fixes the variable rate in a range of 2.92% to 3.12% for the portion of the debt that is hedged.  The interest rate swap agreements terminate on September 5, 2019.

The derivative instruments are recorded on the balance sheet at their fair values.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.  For cash flow hedges in which the Company is hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current period earnings.  As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swaps are reclassified into income to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of each swap.  In the event an interest rate swap is terminated prior to maturity, gains or losses in accumulated other

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

comprehensive income (loss) remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.

The Company formally designates and documents instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.  Both at inception and for each reporting period, the Company assesses whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	September 30, 2017	December 31, 2016
Designated as cash flow hedges	Other long-term liabilities	$(10,140)	$(14,488)
Designated as cash flow hedges	Other assets	-	39
		$(10,140)	$(14,449)

In order to represent the ineffective portion of interest rate swap agreements designated as hedges, the Company recognized in interest expense the following in the three and nine months ended September 30, 2017 and 2016:

Derivatives in	Location of Gain (Loss)
ASC 815-20 Cash Flow	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Derivative (Ineffective Portion)	2017	2016	2017	2016
Interest rate swap agreements	Interest expense (income)	$3	$(153)	$(71)	$46
		$3	$(153)	$(71)	$46

The Company currently expects $5,260 to be reclassified from accumulated other comprehensive income (loss) into interest expense within the next twelve months, although this amount could be impacted by the early termination of an interest rate swap agreement that occurred after period-end, and the refinancing of the Company’s long-term debt, as detailed in Note 4.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Extended Term B-1 Loans and the Term B-2 Loans differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of September 30, 2017 and December 31, 2016 for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Term B-2 Loans	-	666,025	-	666,025
Extended Term B-1 Loans	-	107,979	-	107,979
	$-	$774,004	$-	$774,004

December 31, 2016
Term B-2 Loans	-	699,683	-	699,683
Extended Term B-1 Loans	-	114,308	-	114,308
	$-	$813,991	$-	$813,991

The following table presents the amounts carried at fair value as of September 30, 2017 and December 31, 2016 for the Company’s other financial instruments.  Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Interest rate swap agreements	$-	$(10,140)	$-	$(10,140)
	$-	$(10,140)	$-	$(10,140)

December 31, 2016
Interest rate swap agreements	$-	$(14,449)	$-	$(14,449)
	$-	$(14,449)	$-	$(14,449)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

9.	Common Stock and Stock-Based Compensation

The Company granted options to purchase 464 and 1,740 shares of common stock in the nine months ended September 30, 2017 and 2016, respectively.  The average grant date fair value was $9.73 and $2.24 for options issued in the nine months ended September 30, 2017 and 2016, respectively.  The Company issued RSUs of 377 and 1,025 in the nine months ended September 30, 2017 and 2016, respectively.  The Company issued PRSUs of 142 and 481 in the nine months ended September 30, 2017 and 2016, respectively.

		Weighted		Weighted	Performance	Weighted
		Average Exercise	Restricted	Average Price at	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date	Stock Units	PRSU Issue Date
Outstanding at December 31, 2016	13,598	$6.45	1,459	$5.10	458	$2.28
Granted	464	9.73	377	9.83	142	9.87
Exercised	(165)	3.39	(251)	2.62	-	-
Forfeited	(238)	7.91	(66)	6.20	(16)	3.54
Expired	(48)	15.96	-	-	-	-
Outstanding at September 30, 2017	13,611	$6.56	1,519	$6.64	584	$4.10

The Company recorded $7,582 and $7,366 of stock compensation expense related to these options, RSUs, and PRSUs for the nine months ended September 30, 2017 and 2016, respectively.  Stock compensation expense in the nine months ended September 30, 2016 included approximately $2,135 related to a modification of the retirement provisions of the Company’s Long Term Incentive Plans.  The modification allows retirement-eligible individuals (defined as age 55, plus 10 years of service) to continue to vest in options following retirement and also allows retired participants to exercise options for up to 10 years from grant date.  The modification also accelerates vesting and related expense for awards granted to retirement-eligible individuals.  Stock compensation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.

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

For the three months ended September 30, 2017, the Company recorded tax expense of $2,754 on income before income taxes of $37,673 resulting in an effective tax rate of 7.3%, compared to a tax benefit of $20,013 on a loss before income taxes of $40,636 resulting in an effective tax rate of 49.2% for the same period of 2016.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016 and an increase in depletion applied against forecasted results in 2017 as compared to 2016, partially offset by the establishment of a valuation allowance reducing the value of certain foreign deferred tax assets during the three months ended September 30, 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

For the nine months ended September 30, 2017, the Company recorded tax expense of $2,126 on income before income taxes of $36,158 resulting in an effective tax rate of 5.9%, compared to a tax benefit of $98,786 on a loss before income taxes of $219,058 resulting in an effective tax rate of 45.1% for the same period of 2016.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016, an increase in depletion applied against forecasted results in 2017, as compared to 2016 and discrete tax benefits related to stock compensation, partially offset by the establishment of a valuation allowance reducing the value of certain foreign deferred tax assets during the nine months ended September 30, 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net periodic benefit cost recognized for other Company defined benefit pension plans for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$-	21	$-	$63
Interest cost	89	87	267	261
Expected return on plan assets	(127)	(120)	(381)	(360)
Amortization of prior service cost	-	-	-	-
Amortization of net actuarial loss	61	66	183	175
Net periodic benefit cost	$23	$54	$69	$139

The Company contributed $53 and $59 during the nine months ended September 30, 2017 and 2016, respectively.  Total expected employer contributions during the year ending December 31, 2017 are $69.

12.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc. at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,037)	$1,348	$(8,689)
Additional pension liability	(3,406)	1,291	(2,115)
Unrealized gain (loss) on interest rate hedges	(9,269)	3,323	(5,946)
	$(22,712)	$5,962	$(16,750)

	December 31, 2016
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,804)	$2,533	$(8,271)
Additional pension liability	(3,589)	1,291	(2,298)
Unrealized gain (loss) on interest rate hedges	(13,146)	4,713	(8,433)
	$(27,539)	$8,537	$(19,002)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,271)	$(2,298)	$(8,433)	$(19,002)
Other comprehensive income (loss)
before reclassifications	(418)	-	(829)	(1,247)
Amounts reclassified from accumulated
other comprehensive income (loss)	-	183	3,316	3,499
Ending balance	$(8,689)	$(2,115)	$(5,946)	$(16,750)

The following table presents the reclassifications out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2017:

	Amount reclassified
	from accumulated
Details about accumulated other	other comprehensive	Affected line item on
comprehensive income (loss)	income (loss)	the statement of income (loss)
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$5,170	Interest expense
Tax effect	(1,854)	Tax expense (benefit)
	$3,316	Net of tax
Amortization of pension obligations
Prior service cost	$-	Cost of sales
Actuarial losses	183	Cost of sales
	183	Total before tax
Tax effect	-	Tax expense
	183	Net of tax
Total reclassifications for the period	$3,499	Net of tax

13.	Commitments and Contingent Liabilities

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others require a combination thereof.  As of September 30, 2017, the Company is obligated for an additional $20,000 in future leasehold interest payments for the July 2017 Winkler County, Texas transaction, of which $10,000 was paid in October 2017.  Please refer to Note 3 for further detail.

The Company has entered into agreements with third party terminal operators whereby certain minimum payments are due regardless of terminal utilization.

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements.  Total rent expense associated with these leases was $40,625 and $51,130 for the nine months ended September 30, 2017 and 2016, respectively.

The Company is subject to a contingent consideration arrangement related to the purchase of SSP, which was accounted for as an acquisition of a group of assets.  The contingent consideration is based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP® and other products incorporating the SSP technology for five years commencing on October 1, 2015.  The Company entered into an

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

amendment to the SSP purchase agreement on December 17, 2015.  This amendment (a) extends the period during which the aggregate earnout payments must equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) provides that the aggregate earnout payments during the two-year period ending October 1, 2017 must equal or exceed $15,000 and granted the Seller a security interest in 51% of the equity interests in the SSP technology to secure such $15,000.  The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020.  In the event the Company does not make the final threshold earnout payment, the Company would continue to retain a portion of the ownership interest in the technology, the right to a portion of future profits and would no longer be obligated for future earnout payments.  The contingent consideration is accrued and capitalized as part of the cost of the acquired technology from the SSP acquisition at the time a payment is probable and reasonably estimable. Based upon current information, as of September 30, 2017, the Company has capitalized and accrued $7,974, which approximates fair value and represents the estimate of the total remaining aggregate earnout payments the Company now intends to pay through October 1, 2020.

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

The Company had purchases from an affiliated entity for freight, logistic services and consulting services related to its operations in China of $103 and $503 in the nine months ended September 30, 2017 and 2016, respectively.

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors’ fees and Company-related expenses, including reimbursement for travel and lodging, market research, and other miscellaneous consulting fees and expenses.  Fees and expenses paid to American Securities were $180 and $209 in the nine months ended September 30, 2017 and 2016, respectively.

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Proppant Solutions	$249,751	$103,140	$589,556	$302,705
Industrial & Recreational Products	30,299	31,635	96,303	91,777
Total revenues	280,050	134,775	685,859	394,482

Segment gross profit
Proppant Solutions	85,101	6,356	166,820	9,419
Industrial & Recreational Products	14,367	13,546	43,569	37,597
Total segment gross profit	99,468	19,902	210,389	47,016

Operating expenses excluded from segment gross profit
Selling, general, and administrative	31,105	17,242	79,438	60,560
Depreciation, depletion, and amortization	20,174	17,759	59,462	54,401
Asset impairments	-	-	-	90,654
Restructuring charges	-	-	-	1,155
Other operating expense (income)	(1,594)	9,362	(2,299)	9,266
Interest expense, net	12,110	16,175	37,630	50,043
Other non-operating income	-	-	-	(5)
Income (loss) before provision (benefit) for income taxes	$37,673	$(40,636)	$36,158	$(219,058)

The Company's three largest customers accounted for 19%, 14%, and 11%, respectively, of consolidated net revenues in the nine months ended September 30, 2017.  In the nine months ended September 30, 2016, the Company's two largest customers accounted for 32% and 11%, respectively, of consolidated net revenues.  These are customers of the Company’s Proppant Solutions segment.

16.	Goodwill and Definite-Lived Intangibles

As of September 30, 2017, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment.  As part of Company policy in its normal course of business, the Company performed a review of qualitative factors and concluded that, as of September 30, 2017, there were no events or changes in circumstances that would more likely than not result in an impairment of the carrying value of Goodwill.

As of September 30, 2017, the balance of the FTSI supply agreement, net of accumulated amortization, was $31,856.  At September 30, 2017, the balance of the SSP intangible asset, net of accumulated amortization, was $63,363.  Please refer to Note 13 for additional information.

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

Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells.  Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the Industrial & Recreational Products (“I&R”) markets.

As one of the industry leaders, our asset base at December 31, 2016 included 742.0 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  As of November 2017, we have ten sand processing facilities (nine of which are active) with 16.9 million tons of annual sand processing capacity.  We restarted our Brewer, Missouri and Maiden Rock, Wisconsin mines in the first quarter and our Shakopee, Minnesota mine in the third quarter to serve the increased demand in the proppant market.  We also have nine coating facilities (six of which are active) providing in excess of 2.0 million tons of annual coating capacity.  In early 2017, we re-opened our Cutler, Missouri coating facility to serve regional coating sand needs and increased demand.

As disclosed in Note 3 of the unaudited condensed consolidated financial statements in this Report, on July 18, 2017, we entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Winkler County, Texas.  The reserves are estimated to contain approximately 165.0 million tons of fine grade 40/70 and 100 mesh regional proppant sand.  We are obligated for a $40.0 million leasehold interest payment, as well as royalties based on volumes sold.  The initial leasehold interest installment of $20.0 million was paid at lease commencement and is non-refundable.  The remaining $20.0 million of the leasehold interest is payable in two installments of $10.0 million each upon the occurrence of certain probable events.  In October 2017, we paid an installment of $10.0 million and the remaining $10.0 million is currently expected to be paid within twelve months once we begin selling sand from this property.  We have capitalized the entire $40.0 million of expected payments as property, plant, and equipment.  We are in the process of building a mine and processing facility on the leased land with a capacity of approximately 3.0 million tons of proppant sand production annually.  Capital expenditures for construction of the facilities over the next twelve months are estimated to be $60.0 million to $70.0 million.  We expect to fund this investment with cash on hand.  An average royalty of less than $3 per ton will be paid over the term of the lease on sand sold from this new facility, with no minimum annual royalty.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 44 proppant distribution terminals and a fleet of approximately 10,228 railcars, which includes 1,364 customer railcars and cars that are subleased.  Our unit train capabilities include four production facilities and eleven in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.  In order to continually align our logistics network with changes in customer demand, in 2017 we have reactivated and opened nine terminals, established two new unit train terminals, and closed two non-unit train terminals.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) I&R.  Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, northern Europe and the United

Arab Emirates.  Our I&R segment provides raw, coated, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America.  We believe our two market segments are complementary and help us to better balance our operating facilities.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

Segment Gross Profit

Segment gross profit is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments.  Segment gross profit does not include any selling, general, and administrative costs or corporate costs and further excludes depreciation, depletion, and amortization charges.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$34,944	$(20,625)	$33,839	$(120,287)
Interest expense, net	12,110	16,175	37,630	50,043
Provision (benefit) for income taxes	2,754	(20,013)	2,126	(98,786)
Depreciation, depletion, and amortization expense	20,174	17,759	59,462	54,401
EBITDA	69,982	(6,704)	133,057	(114,629)

Non-cash stock compensation expense(1)	2,402	1,799	7,582	7,366
Asset impairments(2)	-	-	-	90,654
Write-off of deferred financing costs(3)	-	-	389	-
Adjusted EBITDA	$72,384	$(4,905)	$141,028	$(16,609)

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Non-cash charges associated with the impairment of mineral reserves and other long-lived assets.
(3)	Represents the write-off of deferred financing fees in relation to term loan prepayment.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Other Financial Data
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$34,944	$(20,625)	$33,839	$(120,287)
EBITDA	69,982	(6,704)	133,057	(114,629)
Adjusted EBITDA	$72,384	$(4,905)	$141,028	$(16,609)

Operating Data
Proppant Solutions
Total tons sold	2,832	1,754	7,501	4,570
Revenues	$249,751	$103,140	$589,556	$302,705
Segment gross profit	$85,101	$6,356	$166,820	$9,419
Industrial & Recreational Products
Total tons sold	615	668	1,897	1,917
Revenues	$30,299	$31,635	$96,303	$91,777
Segment gross profit	$14,367	$13,546	$43,569	$37,597

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Revenues increased $145.3 million, or 108%, to $280.1 million for the three months ended September 30, 2017 compared to $134.8 million for the three months ended September 30, 2016.

Average North American rig counts increased approximately 6% from the second quarter of 2017 through the third quarter of 2017 and have more than doubled the average levels of the third quarter of 2016.  Average oil prices have been stable at approximately $48 per barrel of oil for the last two quarters in comparison to approximately $45 per barrel in the same period in 2016.  Even with oil prices at current levels, proppant markets continue to grow as a result of modified well designs, which increase the amount of proppant used per well.

Total volumes in the Proppant Solutions segment increased 61% to 2.8 million tons in the three months ended September 30, 2017 compared to 1.8 million tons in the three months ended September 30, 2016.  Raw frac sand volumes increased 58% to 2.6 million tons in the three months ended September 30, 2017 compared to 1.7 million tons in the three months ended September 30, 2016.  Coated proppant volumes increased 123% to 0.2 million tons in the three months ended September 30, 2017 compared to 0.1 million tons in the three months ended September 30, 2016.  Revenues in the Proppant Solutions segment increased $146.6 million, or 142%, to $249.8 million for the three months ended September 30, 2017 compared to $103.1 million for the three months ended September 30, 2016.  The increase in Proppant Solutions revenue was partially attributable to higher overall volumes, which increased revenues by approximately $95.0 million.  The remaining revenue increase of $51.6 million was due to higher pricing and change in product and channel mix from the prior period.

Volumes in the I&R segment decreased 8% to 0.6 million tons in the three months ended September 30, 2017 compared to 0.7 million tons for the three months ended September 30, 2016.  Revenues in the I&R segment decreased $1.3 million, or 4%, to $30.3 million for the three months ended September 30, 2017 compared to $31.6 million for the three months ended September 30, 2016.  I&R segment revenue was negatively impacted by lower volumes in sales of raw sand which was slightly offset by higher pricing year over year.  Volumes and revenues in our I&R segment are driven by macroeconomic factors, such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.

Segment Gross Profit

Gross profit increased $79.6 million to $99.5 million for the three months ended September 30, 2017 compared to $19.9 million for the three months ended September 30, 2016.

Gross profit in the Proppant Solutions segment increased $78.7 million to $85.1 million for the three months ended September 30, 2017 compared to $6.4 million for the three months ended September 30, 2016.  Gross profit in the three months ended September 30, 2017 includes $0.4 million in mine startup and excess railcar costs to pull the remaining cars out of storage.  Excluding these charges in 2017, gross profit would have increased approximately $79.1 million.  The volume increases in the Proppant Solutions segment improved gross profit for the three months ended September 30, 2017 by approximately $33.0 million compared to the three months ended September 30, 2016.  The remaining gross profit improvement is attributed to higher pricing and favorable changes in product mix noted above as well as lower cost per ton due to greater fixed cost leverage from higher volumes.

Gross profit in the I&R segment increased $0.8 million to $14.4 million for the three months ended September 30, 2017 compared to $13.5 million for the three months ended September 30, 2016.  Increased prices over prior year period and lower cost improvements improved gross profit over the prior year by $1.9 million.  However, the reduction in overall sales volume decreased gross profit by approximately $1.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $13.9 million, or 80%, to $31.1 million for the three months ended September 30, 2017 compared to $17.2 million for the three months ended September 30, 2016.  SG&A includes stock compensation expense of $2.4 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively.  Stock compensation expense was higher in 2017 due to increases in our stock price at the time of the awards to employees.  The increase in SG&A from the three months ended September 30, 2016 is the result of accruals for higher base compensation and benefits in 2017 from the additional staffing of our re-opened facilities, as well as significantly higher estimated variable compensation and pension and profit-sharing contributions based on our current 2017 improved performance run rate, when compared to the prior year’s quarter.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2.4 million to $20.2 million for the three months ended September 30, 2017 compared to $17.8 million in the three months ended September 30, 2016.  The increase in this expense was related to more assets in service, higher stripping costs due to more plants in service and incremental amortization of the acquired technology from the SSP acquisition, which began in 2017 with the commercialization of Propel SSP®.

Income (Loss) from Operations

Income (loss) from operations increased $74.2 million to $49.8 million for the three months ended September 30, 2017 compared to a loss of $24.5 million for the three months ended September 30, 2016.  Third quarter 2017 earnings were largely impacted by increases in gross profit due to increased demand for proppant, including value-added proppant, and price improvements.  The increase in gross profit was offset by increased selling, general and administrative expenses.

Interest Expense

Interest expense decreased $4.1 million, or 25%, to $12.1 million for the three months ended September 30, 2017 compared to $16.2 million for the three months ended September 30, 2016.  The change in interest expense is primarily due to the prepayments and repurchases of our term loans in 2016 and the $50.0 million prepayment of our term loans in the second quarter of 2017, each of which reduced outstanding principal and overall interest expense, partially offset by higher interest expense on swaps and higher interest rates on the term loans.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $22.8 million to expense of $2.8 million for the three months ended September 30, 2017 compared to a benefit of $20.0 million for the three months ended September 30, 2016.  Income before income taxes increased $78.3 million to income of $37.7 million for the three months ended September 30, 2017 compared to a loss of $40.6 million for the three months ended September 30, 2016.  The increase in tax expense recorded during the third quarter of 2017 was primarily related to the increase in income before income taxes, partially offset by the benefit from a loss carryback recognized in 2016.  The effective tax rate was 7.3% and 49.2% for the three months ended September 30, 2017 and 2016, respectively.  The decrease in the effective tax rate was primarily attributable to the impact of the tax benefit from a loss carryback recorded in 2016 and an increase in depletion applied against forecasted results in 2017 as compared to 2016, partially offset by the establishment of a valuation allowance reducing the value of certain foreign deferred tax assets during the three months ended September 30, 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income (loss) attributable to Fairmount Santrol Holdings Inc. increased $55.6 million to $34.9 million for the three months ended September 30, 2017 compared to a loss of $20.6 million for the three months ended September 30, 2016 due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $77.3 million to $72.4 million for the three months ended September 30, 2017 compared to a loss of $4.9 million for the three months ended September 30, 2016.  Adjusted EBITDA for the third quarter of 2017 excludes the impact of $2.4 million of non-cash stock compensation expense.  Adjusted EBITDA for the third quarter of 2016 excludes the impact of $1.8 million of non-cash stock compensation expense.  The increase in Adjusted EBITDA is largely due to increased gross profit which, as previously noted, is attributed to higher proppant volumes, improved pricing, and higher fixed cost leverage due to greater volumes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues increased $291.4 million, or 74%, to $685.9 million for the nine months ended September 30, 2017 compared to $394.5 million for the nine months ended September 30, 2016.

The average year-to-date North American rig counts increased approximately 75% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Additionally, average oil prices increased 20% to approximately $49 per barrel in the nine months ended September 30, 2017 compared to $41 per barrel in the nine months ended September 30, 2016.  As previously noted, demand for proppants continues to grow with accelerated trends in proppant intensity as a result of modified well designs.

Total volumes in the Proppant Solutions segment increased 64% to 7.5 million tons in the nine months ended September 30, 2017 compared to 4.6 million tons in the nine months ended September 30, 2016.  Raw frac sand volumes increased 61% to 6.9 million tons in the nine months ended September 30, 2017 compared to 4.3 million tons in the nine months ended September 30, 2016.  Coated proppant volumes increased 112% to 0.6 million tons in the nine months ended September 30, 2017 compared to 0.3 million tons in the nine months ended September 30, 2016.  Revenues in the Proppant Solutions segment increased $286.9 million, or 95%, to $589.6 million for the nine months ended September 30, 2017 compared to $302.7 million for the nine months ended September 30, 2016.  The increase in Proppant Solutions segment revenue was due largely to higher overall volumes, which increased revenues by approximately $230.0 million.  The remaining revenue increase was due to higher pricing and change in product mix largely due to growth in value-added products.

Volumes in the I&R segment stayed flat at 1.9 million tons in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Revenues in the I&R segment increased $4.5 million, or 5%, to $96.3 million for the nine months ended September 30, 2017 compared to $91.8 million for the nine months ended September 30, 2016.  The increase in I&R segment revenue was largely due to higher pricing over the prior year period and a shift in our sales towards value added resin coated products and specialty products.

Segment Gross Profit

Gross profit increased $163.4 million to $210.4 million for the nine months ended September 30, 2017 compared to $47.0 million for the nine months ended September 30, 2016.

Gross profit in the Proppant Solutions segment increased $157.4 million to $166.8 million for the nine months ended September 30, 2017 compared to $9.4 million for the nine months ended September 30, 2016.  Gross profit for the nine months ended September 30, 2017 included $2.4 million of charges due to mine start-ups and one-time expenses of $4.6 million to move approximately 2,400 railcars from storage to our active fleet.  Gross profit for nine months ended September 30, 2016 included non-cash inventory write-downs of $9.9 million.  Excluding these charges in 2017 and 2016, respectively, gross profit would have increased approximately $154.5 million.  The volume increases in the Proppant Solutions segment improved gross profit for the nine months ended September 30, 2017 by approximately $68.0 million compared to the nine months ended September 30, 2016. The remaining gross profit improvement is attributed to higher pricing and favorable changes in product mix noted above as well as lower cost per ton due to greater fixed cost leverage from higher volumes.

Gross profit in the I&R segment increased $6.0 million to $43.6 million for the nine months ended September 30, 2017 compared to $37.6 million for the nine months ended September 30, 2016.  Gross profit for the nine months ended September 30, 2016 included non-cash inventory write-downs of $0.4 million.  Excluding this charge in 2016, gross profit would have increased approximately $5.6 million.  Increased prices and more favorable mix of product sales over the prior year period improved I&R segment gross profit by $5.2 million.  The remaining change in I&R gross profit is attributable to the slight increase in volumes over the prior year period.

Selling, General and Administrative Expenses

SG&A increased $18.9 million, or 31%, to $79.4 million for the nine months ended September 30, 2017 compared to $60.6 million for the nine months ended September 30, 2016.  SG&A includes stock compensation expense of $7.6 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.  Stock compensation expense in the second quarter of 2016 included approximately $2.1 million due to a modification in the retirement provisions of the Company’s Long Term Incentive Plans that accelerates vesting and related expense for equity-based compensation awarded to retirement-eligible individuals (defined as age 55, plus 10 years of service).  Excluding this amount, stock compensation expense was higher in 2017 due to increases in our stock price at the time of the awards to employees.  The increase in SG&A from the nine months ended September 30, 2016 is the result of higher base compensation and benefits in 2017 from the additional staffing of our re-opened facilities, as well as significantly higher estimated variable compensation and pension and profit-sharing contributions based on our current 2017 performance run rate, compared to the nine months ended September 30, 2016.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $5.1 million to $59.5 million for the nine months ended September 30, 2017 compared to $54.4 million in the nine months ended September 30, 2016.  The increase in this expense was related to more assets in service, higher stripping costs due to more plants in service and incremental amortization of the acquired technology from the SSP acquisition, which began in 2017 with the commercialization of Propel SSP®.

Income (Loss) from Operations

Income (loss) from operations increased $242.8 million to $73.8 million for the nine months ended September 30, 2017 compared to a loss of $169.0 million for the nine months ended September 30, 2016.  Year-to-date earnings were largely impacted by increases in gross profits due to increased demand for proppant and price improvements.

Interest Expense

Interest expense decreased $12.4 million, or 25%, to $37.6 million for the nine months ended September 30, 2017 compared to $50.0 million for the nine months ended September 30, 2016.  The change in interest expense is primarily due to the prepayments and repurchases of the term loans in 2016 and the $50.0 million prepayment of the term loans in the second quarter of 2017, each of which reduced the principal balance of the loans and overall interest expense, partially offset by higher interest expense on the swaps and higher interest rates on the term loans.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $100.9 million to expense of $2.1 million for the nine months ended September 30, 2017 compared to a benefit of $98.8 million for the nine months ended September 30, 2016.  Income before income taxes increased $255.2 million to income of $36.2 million for the nine months ended September 30, 2017 compared to a loss of $219.1 million for the nine months ended September 30, 2016.  The increase in expense recorded during the nine months ended September 30, 2017 was primarily related to the increase in income before income taxes and the benefit from a loss carryback recognized in 2016.  The effective tax rate was 5.9% and 45.1% for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in the effective tax rate is primarily attributable to the impact of a tax benefit from a loss carryback recorded in 2016, an increase in depletion applied against forecasted results in 2017, as compared to 2016, and discrete tax benefits related to stock compensation, partially offset by the establishment of a valuation allowance reducing the value of certain foreign deferred tax assets during the nine months ended September 30, 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income (loss) attributable to Fairmount Santrol Holdings Inc. increased $154.1 million to $33.8 million for the nine months ended September 30, 2017 compared to a loss of $120.3 million for the nine months ended September 30, 2016 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $157.6 million to $141.0 million for the nine months ended September 30, 2017 compared to a loss of $16.6 million for the nine months ended September 30, 2016.  Adjusted EBITDA for the nine months ended September 30, 2017 excludes the impact of $7.6 million of non-cash stock compensation expense and $0.4 million from the write-off of deferred financing costs as a result of the $50.0 million debt payment in the second quarter of 2017.  Adjusted EBITDA for nine months ended September 30, 2017 includes $2.4 million of charges due to mine start-ups and one-time expenses of $4.6 million to move over 2,400 railcars from storage to our active fleet for the first six months of the year.  Adjusted EBITDA for the nine months ended September 30, 2016 excludes the impact of $7.4 million of non-cash stock compensation expense and $90.7 million of impairment charges.  Adjusted EBITDA for the nine months ended September 30, 2016 includes non-cash inventory write-downs of $10.3 million and $1.2 million of restructuring charges and $15.9 million in professional fees for railcar restructuring, refinancing and cost improvement initiatives.  The increase in Adjusted EBITDA is largely due to increased gross profit which, as noted previously, is due to higher proppant volumes, improved pricing, and higher fixed cost leverage due to greater volumes.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt and to meet our working capital and capital expenditure needs.  Historically, we have met our liquidity needs in part with funds generated from operations as well as through periodic capital market transactions, such as the issuance of shares of our common stock.

On June 27, 2017, we prepaid $50.0 million of term loans, which consisted of $43.0 million of the Term B-2 Loans and $7.0 million of the Extended Term B-1 Loans.  We believe that, given the improving business environment for the oil and gas industry, the increasing demand for proppants, our cash balance, and our strengthening balance sheet, this $50.0 million prepayment does not cause us to forgo other growth initiatives, such as the Winkler County, Texas development opportunity discussed previously.

As of September 30, 2017, we had outstanding term loan borrowings of $781.4 million and cash on hand of $188.3 million.  In addition, we have a Revolving Credit Facility that can provide additional liquidity, if needed.  As of September 30, 2017, we had $100.0 million of availability under our Revolving Credit Facility with $15.3 million committed to letters of credit, leaving net availability at $84.7 million.

As detailed in Note 4 of our unaudited condensed consolidated financial statements included in this Report, we have successfully refinanced all of our term debt, extending maturities to November 2022, and replaced our existing Revolving Credit Facility with a new ABL Revolver.  The ABL Revolver expires in November 2022, however, if the new Term Loan B is still outstanding, then any balance outstanding under the ABL Revolver is due in May 2022.  As of the date of this Report, we believe that our cash on-hand, cash generated from operations, and amounts available under the new ABL Revolver will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments.  We may continue to use cash at times to make debt prepayments and related fees or to negotiate market-priced repurchases of our term debt to the extent permitted under our credit agreement.  See “Credit Facilities” below for more information.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Our working capital was $252.7 million at September 30, 2017 and $279.6 million at December 31, 2016.

Accounts Receivable

Accounts receivable increased $76.1 million to $155.1 million at September 30, 2017 compared to $78.9 million at December 31, 2016.  The increase is primarily the result of increased sales from year-end levels.  Approximately 39% and 45% of our accounts receivable balance at September 30, 2017 and December 31, 2016, respectively, was outstanding from two customers.  During the nine months ended September 30, 2017 and 2016, our top ten proppant customers collectively represented 75% and 68% of our revenues, respectively.  Sales in the aggregate to our top three customers accounted for 19%, 14%, and 11% of our revenues, respectively, in the nine months ended September 30, 2017.  In the nine months ended September 30, 2016, our two largest customers accounted for 32% and 11%, respectively, of our revenues.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals.  The increase in inventory to $68.3 million at September 30, 2017 compared to $52.7 million at December 31, 2016 relates to increased production to match current and projected demand.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $0.2 million to $6.8 million at September 30, 2017 from $7.1 million at December 31, 2016, primarily due to a slight decrease in prepaid insurance as a result of lower insurance premiums.

Refundable Income Taxes

Refundable income taxes decreased $20.3 million to $0.8 million at September 30, 2017 from $21.1 million at December 31, 2016.  The decrease primarily represents the receipt in the quarter ended June 30, 2017 of the $16.0 million refund relating to a loss carryback to a prior year.

Accounts Payable

Accounts payable increased $31.9 million to $69.2 million at September 30, 2017 compared to $37.3 million at December 31, 2016.  The increase in accounts payable is due to increased purchasing and freight activity driven by higher sales volumes compared to the prior year period.

Accrued Expenses and Deferred Revenue

The increase in accrued expenses and deferred revenue to $85.7 million at September 30, 2017 compared to $26.2 million at December 31, 2016 is primarily due to approximately $5.0 million of prepayments on customer contracts, an increase in the accruals related to 2017 projected performance-based compensation, and the accrual of $20.0 million in remaining leasehold interest payments related to the July 2017 Winkler County, Texas transaction, of which $10.0 million was paid in October 2017.

Cash Flow Analysis

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, asset impairments, and the effect of changes in working capital.

Net cash provided by operating activities was $107.5 million for the nine months ended September 30, 2017 compared with $11.5 million used in the nine months ended September 30, 2016.  This $118.9 million variance was primarily the result of a $154.3 million increase in net income offset by a $20.5 million decrease in operating assets and liabilities and $14.8 million decrease to adjustments to reconcile net income.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal capacities, or for stripping costs.  Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $53.6 million for the nine months ended September 30, 2017 compared to $24.7 million used for the nine months ended September 30, 2016.  The $28.9 million variance was primarily the result of an increase in capital expenditures, which included approximately $8.5 million related to the construction of the new Winkler County, Texas sand processing facility, as well as $20.0 million in leasehold interest payments for the sand reserves at this site.

Capital expenditures of $36.5 million in the nine months ended September 30, 2017 were primarily focused on maintenance of existing facilities, the re-opening of idled mines and processing facilities in early 2017 and continued development of our terminal and logistics network.  Capital expenditures were $28.7 million in the nine months ended September 30, 2016 and were primarily associated with the early 2016 completion of the Wedron facility expansion.

Net Cash Provided by (Used in) in Financing Activities

Financing activities consist primarily of borrowings and repayments under our Term Loans and Revolving Credit Facility.

Net cash used in financing activities was $60.5 million in the nine months ended September 30, 2017 compared to $77.2 million provided in the nine months ended September 30, 2016.  The $137.7 million variance is due to the approximately $161.8 million in proceeds from the primary stock offering in the nine months ended September 30, 2016, offset by approximately $19.6 million more of prepayments on our Term B-2 Loans and Extended B-1 Loans in the nine months ended September 30, 2016 as compared to 2017.

Credit Facilities

On June 27, 2017, we prepaid $50.0 million of term loans, which consisted of $43.0 million of the Term B-2 Loans and $7.0 million of the Extended Term B-1 Loans.

As of September 30, 2017, there was $84.7 million available capacity remaining on the Revolving Credit Facility and $15.3 million committed to outstanding letters of credit.  As of September 30, 2017, we have not drawn on the Revolving Credit Facility.

As of September 30, 2017, the Term B-2 Loans, Extended Term B-1 Loans, and the Revolving Credit Facility had actual interest rates of 4.7%, 4.7%, and 5.2%, respectively.

We have a $10.0 million Industrial Revenue Bond outstanding related to the construction of a manufacturing facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 0.95% at

September 30, 2017.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million.

As previously noted, we have entered into an agreement for a new $700.0 million Term Loan B to refinance substantially all of our existing term debt.  The Term Loan B matures in November 2022.  Additionally, we replaced our existing revolving credit facility with a new ABL Revolving Credit Facility.  The ABL Revolver expires in November 2022, however, if the new Term Loan B is still outstanding, then any balance outstanding under the ABL Revolver is due in May 2022.  The ABL Revolver has a borrowing capacity of up to $125.0 million with an option to increase by $50.0 million to $175.0 million.  We expect to use this ABL Revolver to refinance a portion of our existing term debt, fund capital expenditures, and provide ongoing working capital.  As of the date of this Report, we believe that the amount available under our new ABL Revolver, cash generated from operations, and our cash and cash equivalents on hand will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2017, we have contractual obligations for long-term debt, capital leases, operating leases, leasehold interest and purchase obligations, terminal operating costs, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

In the nine months ended September 30, 2017, we became contractually obligated for leasehold interest payments for the July 2017 Winkler County, Texas transaction.  See Note 3 in our unaudited condensed consolidated financial statements for further detail.  Additionally, we are obligated through October 1, 2020 for earnout payments on Propel SSP®.  See Note 13 in our unaudited condensed consolidated financial statements for further detail.  In November 2017, subsequent to the balance sheet date, we refinanced our term debt.  See Note 4 in our unaudited condensed consolidated financial statements for further detail.  Other than these noted matters, there have been no material changes to our contractual obligations as reported in our 2016 Annual Report on Form 10-K.

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

Similarly, these future cash flows from operations are used in determining whether long-lived assets, including amortizable intangibles, in the I&R and Proppant Solutions asset groups have a fair value in excess of carrying value.  In the second quarter of 2016, we recorded an impairment for assets at several Proppant Solutions locations since the recoverability of these locations could not be assured.

If materially adverse business conditions in oil and gas markets were to reoccur, or a downturn in the I&R business occurs, it is possible that additional long-lived assets could be subject to additional impairment losses in future periods.

There have been no changes in our accounting policies and estimates during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

New accounting guidance that has been recently issued but not yet adopted by us, is included in Note 1 to our unaudited condensed consolidated financial statements included in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are recorded on the balance sheet at their fair values.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.  For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current period earnings.

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

As of September 30, 2017, the fair value of the interest rate swaps was a liability of $10.1 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $0.2 million impact on our interest expense in the nine months ended September 30, 2017.

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.  We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  For the nine months ended September 30, 2017, our top three customers collectively accounted for 44% of our sales.  Approximately 39% of our accounts receivable balance at September 30, 2017 was outstanding from two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the Chief Financial Officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017.  At the time that (i) our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on March 9, 2017, (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 was filed on May 4, 2017, and (iii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 was filed on August 9, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016, March 31, 2017, and June 30, 2017, respectively.  Subsequently, our management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2016, March 31, 2017, and June 30, 2017, and continue to not be effective as of September 30, 2017 because of material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses described below, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and June 30, 2017, as previously filed with the SEC,  and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented and that they may still be relied upon.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2017.  Management also determined that these material weaknesses existed as of December 31, 2016, March 31, 2017, and June 30, 2017:

We did not design and maintain effective controls in the determination of long-lived asset groups and the assessment of recoverability in accordance with US GAAP, as our controls were not designed to appropriately identify asset groups, assess whether events occurred which would indicate the carrying value of the asset groups may not be recoverable, and to the extent such events did occur, did not appropriately perform a recoverability assessment.

The control deficiencies constituted material weaknesses, but did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2016 (or any of the condensed consolidated financial statements for the quarters included therein), nor to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2017, June 30, 2017, and September 30, 2017.

We will be amending our Annual Report on Form 10-K for the year ended December 31, 2016 to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2016.

We are in the process of remediating the identified deficiency in internal control over financial reporting and expect the remediation effort to be complete by our year-end filing date.

Changes in Internal Control Over Financial Reporting

Other than the control deficiency identified above, there have been no changes in internal control over financial reporting for the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2017, we were subject to approximately four active silica exposure cases.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the costs associated with these claims.  Subject to this cost sharing, we believe that our level of existing and available insurance coverage combined with various open third party indemnities is sufficient to cover any additional exposure to silicosis-related expenses.  Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

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

(x)  Filed herewith

Exhibit No.	Description

10.1(x)	Lease Agreement, dated as of July 18, 2017, for real property located in Winkler County, Texas.

31.1(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1(x)	Mine Safety Disclosure Exhibit

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	November 9, 2017