Form 10-K/A
period 2016-12-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2018-03-01
CIK 1010858

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the last sales price, $7.71 as reported on the New York Stock Exchange, of such common stock as of the closing of trading on June 30, 2016:  $549,912,304

Number of shares of Common Stock outstanding, par value $0.01 per share, as of February 26, 2018:  224,346,147

EXPLANATORY NOTE

Fairmount Santrol Holdings Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 9, 2017. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of correcting certain disclosure and classification errors (which errors the Company has concluded are not material) in the footnotes to the Company’s financial statements, as described more fully in Note 1 to the financial statements provided with this Form 10-K/A, and identifying certain material weaknesses, as described more fully in Item 9A of this Form 10-K/A and as previously disclosed in Item 4 on Form 10-Q for the period ended September 30, 2017.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since financial statements are contained in this Form 10-K/A, the Company is also furnishing new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with this Form 10-K/A. Accordingly, Item 15 of Part IV has been amended to include the currently dated certifications as exhibits.

Except as set forth above, no changes have been made to the Original Form 10-K, and this Form 10-K/A does not amend, modify or update any other information contained in the Original Form 10-K.  This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Introduction

We define various terms to simplify the presentation of information in this Form 10-K/A (this “Report”).  Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Fairmount Santrol,” “our business” and “our company” refer to Fairmount Santrol Holdings Inc. and its consolidated subsidiaries and predecessor companies.  We use Adjusted EBITDA herein as a non-GAAP measure of our financial performance.  See further discussion of Adjusted EBITDA at Item 7 – Management’s Discussion and Analysis in the Original Form 10-K.

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

•	the potential impairment of our property, including our mineral reserves, plant, equipment, goodwill, and intangible assets as a result of market conditions;
•	substantial indebtedness, lease and pension obligations;
•	restrictions imposed by our indebtedness and lease obligations on our current and future operations;
•	the accuracy of our estimates of our mineral reserves and our ability to mine them;
•	substantial costs related to mines, coating facilities, and terminals that have been closed;
•	potential disruption of our operations due to severe weather conditions, such as wind storms, ice storms, tornadoes, electrical storms, and floods, which occur in areas where we operate;
•	a shortage of skilled labor and rising labor costs in the mining industry;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;
•	our ability to attract and retain key personnel;
•	our ability to maintain satisfactory labor relations;
•	silica-related health issues and corresponding litigation;
•	our ability to maintain effective quality control systems at our mining, processing and production facilities;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	failure to comply with the provisions of the Foreign Corrupt Practices Act (“FCPA”);
•	the impact of a terrorist attack or armed conflict;
•	cybersecurity breaches;
•	our failure to maintain adequate internal controls;

•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);
•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in the Original Form 10-K.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Form 10-K.  All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

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

The following consolidated financial statements are filed as part of this Form 10-K/A:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fairmount Santrol Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Fairmount Santrol Holdings Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to the determination of long-lived asset groups for property, plant and equipment and other intangible assets and the assessment of recoverability in accordance with US GAAP, as our controls were not designed to (i) appropriately identify asset groups, (ii) assess whether events occurred which would indicate the carrying value of the asset groups may not be recoverable, and to the extent such events did occur, (iii) appropriately perform a recoverability assessment.  Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to the determination of long-lived asset groups for property, plant and equipment and other intangible assets and the assessment of recoverability in accordance with US GAAP, as our controls were not designed to (i) appropriately identify asset groups, (ii) assess whether events occurred which would indicate the carrying value of the asset groups may not be recoverable, and to the extent such events did occur, (iii) appropriately perform a recoverability assessment.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 9, 2017, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is March 1, 2018

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

Prior Period Financial Statement Revisions

During the course of 2017, the Company identified the following classification errors, disclosure errors, and misstatements impacting the consolidated financial statements as of December 31, 2016 and 2015:

•

Asset categories presented in Note 5 – Property, Plant and Equipment were not properly classified at December 31, 2016 or 2015.  The classification between asset categories did not impact total assets, accumulated depletion and depreciation, or property, plant and equipment, net.

•

The description of the Company’s impairment assessment for long-lived intangible assets in Note 8 was not consistent with the Company’s asset grouping and was revised to clarify that these assets are evaluated for recoverability as part of an asset group.

•	Total assets as presented in Note 20 – Segment Reporting, for the Proppant Solutions and I&R segments were not properly stated as of December 31, 2016.

The Company assessed the materiality of these classification errors, disclosure errors, and misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99 – Materiality, codified in ASC 250 – Presentation of Financial Statements, and concluded that these classification errors, disclosure errors, and misstatements were not material, individually or in the aggregate, to any previously issued financial statements.  In accordance with ASC 250 (SAB No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the notes to consolidated financial statements as of December 31, 2016 and 2015, and the years then ended, which are presented herein, have been revised.

The following tables present the impact of these revisions as of December 31, 2016 and 2015.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015, and 2014

(in thousands, except per share data)

Note 5 – Property, Plant, and Equipment

	December 31, 2016
	As Reported on		As Corrected on
	Original Form 10-K	Adjustments	this Form 10-K/A
Land and improvements	$86,298	$(3,307)	$82,991
Mineral reserves and mine development	253,766	(3,200)	250,566
Machinery and equipment	596,962	(19,869)	577,093
Buildings and improvements	161,057	26,401	187,458
Furniture, fixtures, and other	3,440	(25)	3,415
Construction in progress	6,748	-	6,748
	1,108,271	-	1,108,271
Accumulated depletion and depreciation	(380,536)	-	(380,536)
Property, plant, and equipment, net	$727,735	$-	$727,735

	December 31, 2015
	As Reported on		As Corrected on
	Original Form 10-K	Adjustments	this Form 10-K/A
Land and improvements	$82,966	$2,973	$85,939
Mineral reserves and mine development	323,691	(3,200)	320,491
Machinery and equipment	575,034	(9,352)	565,682
Buildings and improvements	167,491	9,584	177,075
Furniture, fixtures, and other	3,609	(5)	3,604
Construction in progress	41,347	-	41,347
	1,194,138	-	1,194,138
Accumulated depletion and depreciation	(323,141)	-	(323,141)
Property, plant, and equipment, net	$870,997	$-	$870,997

Note 20 – Segment Reporting

	December 31, 2016
	As Reported on		As Corrected on
	Original Form 10-K	Adjustments	this Form 10-K/A
Segment assets
Proppant Solutions	$477,777	$382,388	$860,165
Industrial & Recreational Products	$57,029	$46,027	$103,056

2.	Summary of Significant Accounting Policies

Principle of Consolidation

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

Please refer to Note 1 for further detail on the amendments to Note 5.  At December 31, 2016 and 2015, property, plant, and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Land and improvements	$82,991	$85,939
Mineral reserves and mine development	250,566	320,491
Machinery and equipment	577,093	565,682
Buildings and improvements	187,458	177,075
Furniture, fixtures, and other	3,415	3,604
Construction in progress	6,748	41,347
	1,108,271	1,194,138
Accumulated depletion and depreciation	(380,536)	(323,141)
Property, plant, and equipment, net	$727,735	$870,997

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

The value of a supply agreement with FTSI is based on estimates of discounted future cash flows from sales under the agreement.  During 2016, FTSI failed to purchase minimum quantities in accordance with the supply agreement.  As a result, the Company considered whether the Proppant Solutions segment asset group, which includes the intangible asset, should be tested for recoverability.  The significance of the events or changes in circumstances, however, did not indicate that the carrying amount of the Proppant Solutions segment asset group, that includes the above intangibles, was not recoverable.  The supply agreement was previously amortized ratably over the life of the agreement, which was 10 years.  However, in May 2015, the supply agreement was amended, extending the maturity date from September 2023 to December 2024.  The supply agreement is now being amortized over the amended life.

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

Please refer to Note 1 for further detail on the amendments to Note 20.  Total assets reported in the Proppant Solutions segment were $860,165, $1,152,110, and $1,271,700 as of December 31, 2016, 2015, and 2014, respectively.  Total assets reported in the I&R segment were $103,056, $116,825, and $63,270 as of December 31, 2016, 2015, and 2014, respectively.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”)  (principal executive officer) and the Chief Financial Officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.  At the time that our Annual Report on Form 10-K for the year ended December 31, 2016 was filed on March 9, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.  Subsequently, our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of material weaknesses in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2016.

We did not design and maintain effective controls in the determination of long-lived asset groups for property, plant, and equipment and other intangible assets and the assessment of recoverability in accordance with U.S. GAAP, as our controls were not designed to (i) appropriately identify asset groups, (ii) assess whether events occurred which would indicate the carrying value of the asset groups may not be recoverable, and to the extent such events did occur, (iii) appropriately perform a recoverability assessment.

While these material weaknesses did not result in a material misstatement of our historical financial statements, they did result in the revision of disclosures in Note 8, Goodwill and Other Intangible Assets, of our previously-issued annual financial statements as of December 31, 2016. Additionally, these material weaknesses could result in a misstatement of the property, plant and equipment and other intangible assets account balances and related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 9, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2016.  Our management has subsequently concluded that the material weaknesses described above existed as of December 31, 2016.  As a result, we have concluded we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria in “Internal Control-Integrated Framework” (2013), issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A:

A)	The consolidated financial statements of Fairmount Santrol Holdings Inc. and Subsidiaries contained in Part II, Item 8 of the Form 10-K/A:
•	Consolidated Statements of Income (Loss) for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
B)	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015, and 2014, contained on page 48 of this Form 10-K/A
C)	The exhibits listed in the Exhibit Index beginning on page 49 of this Form 10-K/A

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

10.31

Second Omnibus Amendment, dated September 9, 2016, to the Interests Purchase Agreement, dated April 30, 2013, by and among Fairmount Minerals, Ltd., Soane Energy LLC, and Self-Suspending Proppant LLC (incorporated by reference to the corresponding exhibit on the Original Form 10-K).

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

10.37

Amendment No. 1 to the FMSA Holdings Inc. 2014 Long Term Incentive Plan, dated February 1, 2017, by Fairmount Santrol Holdings Inc. (incorporated by reference to the corresponding exhibit on the Original Form 10-K).

21.1	List of Subsidiaries of Fairmount Santrol Holdings Inc. (incorporated by reference to the corresponding exhibit on the Original Form 10-K).

23.1(x)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

Exhibit No.	Description

31.1(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1	Mine Safety Disclosure Exhibit (incorporated by reference to the corresponding exhibit on the Original Form 10-K).

99.1	Consent of GZA GeoEnvironmental, Inc. (incorporated by reference to the corresponding exhibit on the Original Form 10-K).

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FAIRMOUNT SANTROL HOLDINGS INC. (Registrant)

Date: March 1, 2018

/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer