Form 10-K/A
period 2017-12-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2018-04-23
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Second Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) originally filed on March 13, 2018 (the “Original Filing”) and subsequently amended on April 16, 2018 (the “First Amendment”) by Fairmount Santrol Holdings Inc., a Delaware corporation (the “Company”). The Company is filing this Second Amendment to provide additional information concerning how we assess the economic viability of our mineral reserves, as set forth herein under “Item 2 — Properties.”

Except as described above, no other changes have been made to the Original Filing or the First Amendment.

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

The Company assesses the economic viability of our minerals reserves for each operation primarily by evaluating the following key criteria for mining feasibility: estimate of saleable quality reserves; percent recovery following processing; overburden stripping and other operational costs and annual production volumes. These factors are considered in preparation of a mine plan that ultimately estimates the tons of product to be sold per year and the estimated life of the mine. Historical mineral prices are considered in the context of market supply and demand dynamics to further assess the long term economic viability of the mineral reserve assets. The underlying FOB mining facilities considered a range of average sales price assumptions for the last three years to estimate proven and probable reserves in accordance with the Commission’s definitions, which were $21/ton to $36/ton for our Proppant Solutions Segment and $32/ton to $33/ton for our I&R Segment. The reserve estimates are updated annually based on sales, changes to reserve boundaries, new physical or chemical information on the reserve deposit or overburden, changes in the mine plan, changes in customer demand, current pricing forecasts and other business strategies.

Summary of Reserves

The following table provides information on each of our sand mining facilities. Included is the location and area of the facility; the type, amount, and ownership status of its reserves and whether or not they meet API standards, and the primary end markets that it serves:

Active Mines	Acres Owned/Leased		API	Proven Reserves In-Situ (Thousand Tons)	Estimated Recovery Percentages	Primary End Markets
API White
Wedron, IL	2,230 0	O L	API White	223,296	80%	proppant, glass, foundry, specialty products
Maiden Rock, WI	987 576 377	O OM L	API White	24,061	70%	proppant, glass, foundry
Menomonie, WI	2 366	O L	API White	23,102	75%	proppant, glass, foundry, specialty products
Shakopee, MN	93 115	O L	API White	14,133	80%	proppant, glass, foundry, specialty products
Brewer, MO	353 0	O L	API White	31,460	80%	proppant, glass, foundry
API Brown
Voca, TX	1,962 0	O L	API Brown	187,013	50%	proppant, glass, foundry
Non-API
Chardon, OH	591 0	O L	Non-API	17,337	80%	glass, turf, landscaping, construction, filler/extender, foundry, industrial, proppant, filtration
Beaver, OH	91 216	O L	Non-API	12,473	75%	turf, landscaping, industrial
Development Stage
Katemcy, TX	848 0	O L	API Brown	113,278	50%	potential to serve proppant, glass, foundry
Diamond Bluff, WI	10 2,674	O L	API White	44,539	70%	potential to serve proppant, glass, foundry

Kermit, TX	0 3,250	O L	API Brown	165,772	90%	potential to serve proppant, glass, foundry
Inactive
Bay City, WI	40 322 1,131	O OM L	API White	19,251	70%	proppant, glass, foundry
Harrietta, MI	255 86	O L	Non-API	11,087	75%	foundry, construction
Grand Haven, MI	143 0	O L	Non-API	6,555	85%	N/A
Total				893,357

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

FAIRMOUNT SANTROL HOLDINGS INC.

EXHIBIT INDEX

The following Exhibits are filed with this Amendment.

Exhibit No.	Description

31.5(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.6(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

(x)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FAIRMOUNT SANTROL HOLDINGS INC. (Registrant)

Date: April 23, 2018

/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer