Form 10-Q
period 2018-03-31
FAIRMOUNT SANTROL HOLDINGS INC.
filed 2018-05-10
CIK 1010858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of May 8, 2018:  225,117,303

Fairmount Santrol Holdings Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenues	$273,338	$172,583
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	186,078	134,203

Operating expenses
Selling, general and administrative expenses	27,353	22,470
Depreciation, depletion and amortization expense	17,225	17,246
Other operating income	(729)	(1,060)
Income (loss) from operations	43,411	(276)

Interest expense	13,783	12,537
Income (loss) before provision (benefit) for income taxes	29,628	(12,813)

Provision (benefit) for income taxes	872	(1,160)
Net income (loss)	28,756	(11,653)
Less: Net income attributable to the non-controlling interest	3	178
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$28,753	$(11,831)

Earnings (loss) per share
Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)

Weighted average number of shares outstanding
Basic	224,484	223,739
Diluted	228,940	223,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$28,756	$(11,653)
Other comprehensive income, before tax
Foreign currency translation	16	(39)
Pension obligations	60	61
Amortization and change in fair value of derivative agreements	1,069	1,613
Total other comprehensive income, before tax	1,145	1,635
Provision for income taxes related to items of other comprehensive income (loss)	538	1,316
Comprehensive income (loss), net of tax	29,363	(11,334)
Comprehensive income attributable to the non-controlling interest	3	178
Comprehensive income (loss) attributable to Fairmount Santrol Holdings Inc.	$29,360	$(11,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$84,768	$127,967
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $2,003
at March 31, 2018 and December 31, 2017, respectively	179,234	156,916
Inventories, net	64,895	70,528
Prepaid expenses and other assets	7,590	7,765
Total current assets	336,487	363,176

Property, plant and equipment, net	783,429	756,288
Deferred income taxes	351	350
Goodwill	15,301	15,301
Intangibles, net	92,892	93,268
Other assets	10,088	7,711
Total assets	$1,238,548	$1,236,094

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$18,924	$19,189
Accounts payable	83,852	70,633
Accrued expenses	41,660	74,007
Deferred revenue	9,346	5,660
Total current liabilities	153,782	169,489

Long-term debt	715,316	729,741
Deferred income taxes	6,807	2,429
Other long-term liabilities	36,901	42,189
Total liabilities	912,806	943,848

Commitments and contingent liabilities (Note 14)
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at March 31, 2018 and December 31, 2017	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares issued: 242,366 at March 31, 2018 and December 31, 2017
Shares outstanding: 224,895 and 224,291 at March 31, 2018 and
December 31, 2017, respectively	2,423	2,423
Additional paid-in capital	294,500	299,912
Retained earnings	318,912	290,159
Accumulated other comprehensive loss	(14,491)	(15,098)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	601,344	577,396
Less: Treasury stock at cost
Shares in treasury: 17,471 and 18,075 at March 31, 2018
and December 31, 2017, respectively	(275,975)	(285,520)
Total equity attributable to Fairmount Santrol Holdings Inc.	325,369	291,876
Non-controlling interest	373	370
Total equity	325,742	292,246
Total liabilities and equity	$1,238,548	$1,236,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Fairmount Santrol Holdings Inc.
			Additional		Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Units	Capital	Earnings	Income (Loss)	Stock	Stock Units	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2016	$2,422	223,601	$297,649	$237,466	$(19,002)	$(294,874)	18,666	$223,661	$73	$223,734
Re-issuance of treasury stock	-	257	-	-	-	4,061	(257)	4,061	-	4,061
Share-based awards exercised or distributed	-	81	(3,575)	-	-	-	-	(3,575)	-	(3,575)
Stock compensation expense	-	-	3,116	-	-	-	-	3,116	-	3,116
Impact of adoption of ASU 2016-09, net of tax	-	-	-	(433)	-	-	-	(433)	-	(433)
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(1)	(1)
Net (loss) income	-	-	-	(11,831)	-	-	-	(11,831)	178	(11,653)
Other comprehensive loss	-	-	-	-	319	-	-	319	-	319
Balances at March 31, 2017	$2,422	223,939	$297,190	$225,202	$(18,683)	$(290,813)	18,409	$215,318	$250	$215,568

Balances at December 31, 2017	$2,423	224,291	$299,912	$290,159	$(15,098)	$(285,520)	18,075	$291,876	$370	$292,246
Re-issuance of treasury stock	-	604	-	-	-	9,545	(604)	9,545	-	9,545
Share-based awards exercised or distributed	-	-	(8,832)	-	-	-	-	(8,832)	-	(8,832)
Stock compensation expense	-	-	3,420	-	-	-	-	3,420	-	3,420
Net income	-	-	-	28,753	-	-	-	28,753	3	28,756
Other comprehensive income	-	-	-	-	607	-	-	607	-	607
Balances at March 31, 2018	$2,423	224,895	$294,500	$318,912	$(14,491)	$(275,975)	17,471	$325,369	$373	$325,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$28,756	$(11,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	15,198	15,334
Amortization	2,945	3,130
Reserve for doubtful accounts	(764)	(447)
Gain on disposal of fixed assets	(10)	(714)
Gain on interest rate swaps	(99)	-
Deferred income taxes and taxes payable	3,578	107
Stock compensation expense	3,420	2,416
Change in operating assets and liabilities:
Accounts receivable	(21,554)	(15,956)
Inventories	5,633	(9,038)
Prepaid expenses and other assets	(3,120)	867
Accounts payable	5,613	12,981
Accrued expenses	(33,431)	9,744
Deferred revenue	3,686	16,969
Net cash provided by operating activities	9,851	23,740

Cash flows from investing activities
Proceeds from sale of fixed assets	205	957
Capital expenditures and stripping costs	(37,823)	(4,574)
Net cash used in investing activities	(37,618)	(3,617)

Cash flows from financing activities
Payments on term loans	(4,375)	(2,170)
Payments on capital leases and other long-term debt	(1,163)	(817)
Payments on revolving credit facility	(10,000)	-
Proceeds from share-based awards exercised or distributed	713	486
Tax payments for withholdings on share-based awards exercised or distributed	(623)	(982)
Transactions with non-controlling interest	-	(1)
Net cash used in financing activities	(15,448)	(3,484)

Foreign currency adjustment	16	(44)
(Decrease) increase in cash and cash equivalents	(43,199)	16,595

Cash and cash equivalents:
Beginning of period	127,967	194,069
End of period	$84,768	$210,664

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$14,853	$11,717
Income taxes paid (refunded)	375	(1,601)
Non-cash investing activities:
Equipment purchased under capital leases	-	4,175
Decrease in accounts payable for additions to property, plant, and equipment	$(7,606)	$(1,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Fairmount Santrol Holdings Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheets as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Certain reclassifications of prior year amounts have been made to conform to current year presentation.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as filed in the 2017 Annual Report on Form 10-K and notes thereto and information included elsewhere in this Quarterly Report on Form 10-Q.

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

Revisions of Previously-Issued Financial Statements

The Company has revised previously-reported results to properly report stripping costs that were previously capitalized when incurred and amortized in subsequent periods.  Such costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period the stripping costs are incurred.  The Company also revised the asset impairment charge for the quarter ended June 30, 2016 to correct its estimated fair value for an impaired mine property included in the determination of the impairment charge.  Additionally, the Company has included in the revised statements of cash flows a previously-omitted disclosure to show increase or decrease in accounts payable for additions to property, plant, and equipment.  The Company assessed the materiality of these misstatements on prior periods’ financial statements and concluded that these misstatements were not material, individually or in aggregate, to any previously-issued financial statements.  Refer to Note 2 for additional information.

Revenues

The Company derives its revenues by mining, manufacturing, and processing minerals that its customers purchase for various uses.  Revenues are measured by the amount of consideration the Company expects to receive in exchange for transferring its product.  The consideration the Company expects to receive is based on volumes and price of product as defined in the underlying contract.  Depending on the contract, this may include the cost of transportation and may be net of discounts and rebates.  In some instances, revenues also include a separate charge for transportation services the Company provides or arranges for customers.

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606).  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the quarter ended March 31, 2018.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of the Company’s product in accordance with delivery methods as defined in the underlying contract.  Transfer of control to customers generally occurs when products leave the

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Company’s distribution terminals or, in the case of direct shipments, when products leave the Company’s production facilities, and customers arrange for shipping and handling of product to its final destination.  In those instances in which transfer of control occurs upon delivery to customers, the Company arranges for shipping and handling fees which are recorded as a cost of fulfillment.  Transportation costs to move product from the Company’s production facilities to its storage terminals are borne by the Company and capitalized into inventory.  These costs are included in cost of sales as the products are sold.  The Company’s contracts may include one or multiple distinct performance obligations.  Revenues are assigned to each performance obligation based on its relative standalone selling price, which is generally the contractually-stated price.  Refer to Note 18 for further details.

Accounts Receivable – Contract Balances

Accounts receivable as presented in the consolidated balance sheets are related to the Company’s contracts and are recorded when the right to consideration becomes unconditional at the amount management expects to collect. Accounts receivable do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.  Accounts receivable, net of allowance for doubtful accounts, are $179,234 and $156,916 as of March 31, 2018 and December 31, 2017, respectively.  The Company typically does not record contract assets, as the transfer of control of its products results in an unconditional right to receive consideration.

Deferred Revenues – Contract Balances

The Company enters into certain contracts with customers that include provisions requiring receipt of payment at the inception of the contract.  Deferred revenue is recorded when payment is received or due in advance of the performance obligation.  Changes in deferred revenue were as follows:

Three Months Ended March 31,
2018
Beginning balance	$8,963
Deferral of revenue	5,000
Recognition of unearned revenue	(678)
Ending balance	$13,285

At March 31, 2018 and December 31, 2017, respectively, deferred revenue balances of $9,346 and $5,660 were recorded as current liabilities.  At March 31, 2018 and December 31, 2017, respectively, deferred revenue balances of $3,939 and $3,303 were recorded in other long-term liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Topic 605 – Revenue Recognition and clarifies the principles for recognizing revenue and creates common revenue recognition guidance between GAAP and International Financial Reporting Standards.  Revenues are recognized when customers obtain control of promised goods or services and at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, the ASU requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted the ASU for all contracts which were not completed as of January 1, 2018 using the modified retrospective transition method.  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the quarter ended March 31, 2018.  See Note 18 for further details.

In March 2017, the FASB issued ASU No. 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The ASU requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period.  The ASU also requires only the service

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

cost component to be eligible for capitalization when applicable.  The ASU is effective for annual reporting periods beginning after December 15, 2017 including interim periods within those annual periods with early adoption permitted.  The Company has adopted this ASU as of January 1, 2018, however, has determined it has no material impact on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Topic 842), which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their income statements over the lease term.  The ASU also requires disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for fiscal years, and related interim periods, beginning after December 15, 2018 and early adoption is permitted, and mandates a modified retrospective transition method.  The Company believes the adoption of this ASU will likely have a material impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities and is in the process of analyzing its lease portfolio and evaluating systems to comply with adoption.

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities.  The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and effectiveness testing.  The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  All transition requirements and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU No. 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017.  Specifically, the ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from this legislation.  The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU no. 2018-05 – Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  This ASU amends certain SEC material in Topic 740 for the income tax accounting implication of the Tax Act.  This ASU adds guidance to the FASB Accounting Standards Codification regarding the Tax Act.  The additional guidance, among other things, includes accounting for income tax effects of the Tax Act during the measurement period and required disclosures of the income tax effects of the Tax Act under a measurement period approach.  The ASU is effective upon inclusion in the FASB Codification.

2.	Revisions of Previously-Issued Financial Statements

The Company has revised previously-reported results to properly report stripping costs that were previously capitalized when incurred and amortized in subsequent periods.  Such costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period the stripping costs are incurred.  The Company also revised the asset impairment charge for the quarter ended June 30, 2016 to correct its estimated fair value for an impaired mine property included in the determination of the impairment charge.  Additionally, the Company has included in the revised statements of cash flows a previously-

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

omitted disclosure to show increase or decrease in accounts payable for additions to property, plant, and equipment.  The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material, individually or in the aggregate, to any previously-issued financial statements.  In accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the unaudited condensed consolidated financial statements and notes to consolidated financial statements as of December 31, 2017 and March 31, 2017, and for the period ended March 31, 2017, which are presented herein, have been revised.

The following tables show the impact of these revisions on all of the impacted line items from the Company’s (i) unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and (ii) consolidated financial statements as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015:

Consolidated Statement of Loss
	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands, except per share amounts)
Revenues	$172,583	$-	$172,583
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	131,752	2,451	134,203

Operating expenses
Selling, general and administrative expenses	22,470	-	22,470
Depreciation, depletion and amortization expense	19,442	(2,196)	17,246
Other operating (income) expense	(1,060)	-	(1,060)
Income (loss) from operations	(21)	(255)	(276)

Interest expense	12,537	-	12,537
Income (loss) before benefit from income taxes	(12,558)	(255)	(12,813)

Benefit from income taxes	(1,148)	(12)	(1,160)
Net income (loss)	(11,410)	(243)	(11,653)
Less: Net income attributable to the non-controlling interest	178	-	178
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$(11,588)	$(243)	$(11,831)

Loss per share
Basic	$(0.05)	$-	$(0.05)
Diluted	$(0.05)	$-	$(0.05)

Weighted average number of shares outstanding
Basic	223,739	―	223,739
Diluted	223,739	―	223,739

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Income
	Year Ended December 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands, except per share amounts)
Revenues	$959,795	$-	$959,795
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	659,758	11,443	671,201

Operating expenses
Selling, general and administrative expenses	113,240	-	113,240
Depreciation, depletion and amortization expense	79,144	(9,734)	69,410
Other operating income	(1,072)	-	(1,072)
Income from operations	108,725	(1,709)	107,016

Interest expense	56,408	-	56,408
Loss on debt extinguishment, net	2,898	-	2,898
Income before benefit from income taxes	49,419	(1,709)	47,710

Benefit from income taxes	(4,666)	(1,049)	(5,715)
Net income	54,085	(660)	53,425
Less: Net income attributable to the non-controlling interest	297	-	297
Net income attributable to Fairmount Santrol Holdings Inc.	$53,788	$(660)	$53,128

Earnings per share
Basic	$0.24	$-	$0.24
Diluted	$0.23	$-	$0.23

Weighted average number of shares outstanding
Basic	223,993	―	223,993
Diluted	229,084	―	229,084

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Loss
	Year Ended December 31, 2016
	As Reported	Adjustments	As Corrected
	(in thousands, except per share amounts)
Revenues	$535,013	$-	$535,013
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	459,714	9,803	469,517

Operating expenses
Selling, general and administrative expenses	79,140	-	79,140
Depreciation, depletion and amortization expense	72,276	(8,962)	63,314
Goodwill and other asset impairments	93,148	(3,297)	89,851
Restructuring charges	1,155	-	1,155
Other operating expense	8,899	-	8,899
Loss from operations	(179,319)	2,456	(176,863)

Interest expense	65,367	-	65,367
Gain on repurchase of debt, net	(5,110)	-	(5,110)
Other non-operating income	(10)	-	(10)
Loss before benefit from income taxes	(239,566)	2,456	(237,110)

Benefit from income taxes	(99,441)	10,811	(88,630)
Net loss	(140,125)	(8,355)	(148,480)
Less: Net income attributable to the non-controlling interest	67	-	67
Net loss attributable to Fairmount Santrol Holdings Inc.	$(140,192)	$(8,355)	$(148,547)

Loss per share
Basic	$(0.78)	$(0.05)	$(0.83)
Diluted	$(0.78)	$(0.05)	$(0.83)

Weighted average number of shares outstanding
Basic	179,429	―	179,429
Diluted	179,429	―	179,429

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Loss
	Year Ended December 31, 2015
	As Reported	Adjustments	As Corrected
	(in thousands, except per share amounts)
Revenues	$828,709	$-	$828,709
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	608,845	7,175	616,020

Operating expenses
Selling, general and administrative expenses	85,191	-	85,191
Depreciation, depletion and amortization expense	66,754	(6,348)	60,406
Goodwill and other asset impairments	87,476	-	87,476
Restructuring charges	9,221	-	9,221
Other operating expense	1,357	(378)	979
Loss from operations	(30,135)	(449)	(30,584)

Interest expense	62,242	-	62,242
Other non-operating expense	1,492	-	1,492
Loss before benefit from income taxes	(93,869)	(449)	(94,318)

Benefit from income taxes	(1,939)	(164)	(2,103)
Net loss	(91,930)	(285)	(92,215)
Less: Net income attributable to the non-controlling interest	205	-	205
Net loss attributable to Fairmount Santrol Holdings Inc.	$(92,135)	$(285)	$(92,420)

Loss per share
Basic	$(0.57)	$-	$(0.57)
Diluted	$(0.57)	$-	$(0.57)

Weighted average number of shares outstanding
Basic	161,297	―	161,297
Diluted	161,297	―	161,297

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Comprehensive Loss
	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(11,410)	$(243)	$(11,653)
Other comprehensive income, before tax
Foreign currency translation	(39)	-	(39)
Pension obligations	61	-	61
Change in fair value of derivative agreements	1,613	-	1,613
Total other comprehensive income, before tax	1,635	-	1,635
Provision for income taxes related to items of other comprehensive income	1,316	-	1,316
Comprehensive loss, net of tax	(11,091)	(243)	(11,334)
Comprehensive income attributable to the non-controlling interest	178	-	178
Comprehensive loss attributable to Fairmount Santrol Holdings Inc.	$(11,269)	$(243)	$(11,512)

Consolidated Statement of Comprehensive Income
	Year Ended December 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands)
Net income	$54,085	$(660)	$53,425
Other comprehensive income, before tax
Foreign currency translation	555	-	555
Pension obligations	336	-	336
Change in fair value of derivative agreements	5,863	-	5,863
Total other comprehensive income, before tax	6,754	-	6,754
Provision for income taxes related to items of other comprehensive income	2,850	-	2,850
Comprehensive income, net of tax	57,989	(660)	57,329
Comprehensive income attributable to the non-controlling interest	297	-	297
Comprehensive income attributable to Fairmount Santrol Holdings Inc.	$57,692	$(660)	$57,032

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Comprehensive Loss
	Year Ended December 31, 2016
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(140,125)	$(8,355)	$(148,480)
Other comprehensive loss, before tax
Foreign currency translation	(774)	-	(774)
Pension obligations	425	-	425
Change in fair value of derivative agreements	(3,018)	-	(3,018)
Total other comprehensive loss, before tax	(3,367)	-	(3,367)
Benefit from income taxes related to items of other comprehensive loss	(2,058)	-	(2,058)
Comprehensive loss, net of tax	(141,434)	(8,355)	(149,789)
Comprehensive income attributable to the non-controlling interest	67	-	67
Comprehensive loss attributable to Fairmount Santrol Holdings Inc.	$(141,501)	$(8,355)	$(149,856)

Consolidated Statement of Comprehensive Loss
	Year Ended December 31, 2015
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(91,930)	$(285)	$(92,215)
Other comprehensive loss, before tax
Foreign currency translation	(5,051)	-	(5,051)
Pension obligations	222	-	222
Change in fair value of derivative agreements	(1,836)	-	(1,836)
Total other comprehensive loss, before tax	(6,665)	-	(6,665)
Benefit from income taxes related to items of other comprehensive loss	(1,780)	-	(1,780)
Comprehensive loss, net of tax	(96,815)	(285)	(97,100)
Comprehensive income attributable to the non-controlling interest	205	-	205
Comprehensive loss attributable to Fairmount Santrol Holdings Inc.	$(97,020)	$(285)	$(97,305)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Balance Sheet
	December 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$127,967	$-	$127,967
Accounts receivable, net of allowance for doubtful accounts of $2,003
at December 31, 2017	156,916	-	156,916
Inventories, net	70,528	-	70,528
Prepaid expenses and other assets	6,841	-	6,841
Refundable income taxes	924	-	924
Total current assets	363,176	-	363,176

Property, plant and equipment, net	785,513	(29,225)	756,288
Deferred income taxes	350	-	350
Goodwill	15,301	-	15,301
Intangibles, net	93,268	-	93,268
Other assets	7,711	-	7,711
Total assets	$1,265,319	$(29,225)	$1,236,094

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19,189	$-	$19,189
Accounts payable	70,633	-	70,633
Accrued expenses	74,007	-	74,007
Deferred revenue	5,660	-	5,660
Total current liabilities	169,489	-	169,489

Long-term debt	729,741	-	729,741
Deferred income taxes	3,606	(1,177)	2,429
Other long-term liabilities	42,189	-	42,189
Total liabilities	945,025	(1,177)	943,848

Commitments and contingent liabilities
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at December 31, 2017	-	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares issued: 242,366 at December 31, 2017
Shares outstanding: 224,291 at December 31, 2017	2,423	-	2,423
Additional paid-in capital	299,912	-	299,912
Retained earnings	318,207	(28,048)	290,159
Accumulated other comprehensive loss	(15,098)	-	(15,098)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	605,444	(28,048)	577,396
Less: Treasury stock at cost
Shares in treasury: 18,075 at December 31, 2017	(285,520)	-	(285,520)
Total equity attributable to Fairmount Santrol Holdings Inc.	319,924	(28,048)	291,876
Non-controlling interest	370	-	370
Total equity	320,294	(28,048)	292,246
Total liabilities and equity	$1,265,319	$(29,225)	$1,236,094

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Balance Sheet
	December 31, 2016
	As Reported	Adjustments	As Corrected
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$194,069	$-	$194,069
Accounts receivable, net of allowance for doubtful accounts of $3,055
at December 31, 2016	78,942	-	78,942
Inventories, net	52,650	-	52,650
Prepaid expenses and other assets	7,065	-	7,065
Refundable income taxes	21,077	-	21,077
Total current assets	353,803	-	353,803

Property, plant and equipment, net	727,735	(27,514)	700,221
Deferred income taxes	1,244	-	1,244
Goodwill	15,301	-	15,301
Intangibles, net	95,341	-	95,341
Other assets	9,486	-	9,486
Total assets	$1,202,910	$(27,514)	$1,175,396

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$10,707	$-	$10,707
Accounts payable	37,263	-	37,263
Accrued expenses	26,110	-	26,110
Deferred revenue	75	-	75
Total current liabilities	74,155	-	74,155

Long-term debt	832,306	-	832,306
Deferred income taxes	7,057	(128)	6,929
Other long-term liabilities	38,272	-	38,272
Total liabilities	951,790	(128)	951,662

Commitments and contingent liabilities
Equity
Preferred stock: $0.01 par value, 100,000 authorized shares
Shares outstanding: 0 at December 31, 2016	-	-	-
Common stock: $0.01 par value, 1,850,000 authorized shares
Shares issued: 242,267 at December 31, 2016
Shares outstanding: 223,601 at December 31, 2016	2,422	-	2,422
Additional paid-in capital	297,649	-	297,649
Retained earnings	264,852	(27,386)	237,466
Accumulated other comprehensive loss	(19,002)	-	(19,002)
Total equity attributable to Fairmount Santrol Holdings Inc. before treasury stock	545,921	(27,386)	518,535
Less: Treasury stock at cost
Shares in treasury: 18,666 at December 31, 2016	(294,874)	-	(294,874)
Total equity attributable to Fairmount Santrol Holdings Inc.	251,047	(27,386)	223,661
Non-controlling interest	73	-	73
Total equity	251,120	(27,386)	223,734
Total liabilities and equity	$1,202,910	$(27,514)	$1,175,396

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(11,410)	$(243)	$(11,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	17,530	(2,196)	15,334
Amortization	3,130	-	3,130
Reserve for doubtful accounts	(447)	-	(447)
Gain on disposal of fixed assets	(714)	-	(714)
Deferred income taxes and taxes payable	119	(12)	107
Stock compensation expense	2,416	-	2,416
Change in operating assets and liabilities:
Accounts receivable	(15,956)	-	(15,956)
Inventories	(9,038)	-	(9,038)
Prepaid expenses and other assets	(1,078)	1,945	867
Refundable income taxes	1,945	(1,945)	-
Accounts payable	12,981	-	12,981
Accrued expenses and deferred revenue	26,489	(26,489)	-
Accrued expenses	-	9,744	9,744
Deferred revenue	-	16,969	16,969
Net cash provided by operating activities	25,967	(2,227)	23,740

Cash flows from investing activities
Proceeds from sale of fixed assets	957	-	957
Capital expenditures and stripping costs	(7,025)	2,451	(4,574)
Other investing activities	(758)	758	-
Net cash used in investing activities	(6,826)	3,209	(3,617)

Cash flows from financing activities
Payments on term loans	(2,170)	-	(2,170)
Payments on capital leases and other long-term debt	(817)	-	(817)
Proceeds from share-based awards exercised or distributed	486	-	486
Tax payments for withholdings on share-based awards exercised or distributed	-	(982)	(982)
Transactions with non-controlling interest	(1)	-	(1)
Net cash used in financing activities	(2,502)	(982)	(3,484)

Foreign currency adjustment	(44)	-	(44)
Increase in cash and cash equivalents	16,595	-	16,595

Cash and cash equivalents:
Beginning of period	194,069	-	194,069
End of period	$210,664	$-	$210,664

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$11,717
Income taxes refunded	(1,601)
Non-cash investing activities:
Equipment purchased under capital leases	$4,175
Decrease in accounts payable for additions to property, plant, and equipment	(1,301)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Cash Flows
	Year Ended December 31, 2017
	As Reported	Adjustments	As Corrected
	(in thousands)
Net income	$54,085	$(660)	$53,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	71,397	(9,734)	61,663
Amortization	12,784	-	12,784
Reserve for doubtful accounts	(387)	-	(387)
Write-off of deferred financing costs	389	-	389
Loss on debt extinguishment, gross	2,898	-	2,898
Inventory write-downs and reserves	1,266	-	1,266
Loss on disposal of fixed assets	846	-	846
Unrealized loss on interest rate swaps	14	-	14
Deferred income taxes and taxes payable	(5,634)	(1,049)	(6,683)
Stock compensation expense	10,071	-	10,071
Change in operating assets and liabilities:
Accounts receivable	(77,587)	-	(77,587)
Inventories	(19,144)	-	(19,144)
Prepaid expenses and other assets	(2,398)	-	(2,398)
Refundable income taxes	20,154	-	20,154
Accounts payable	18,575	-	18,575
Accrued expenses	51,874	-	51,874
Deferred revenue	5,585	-	5,585
Net cash provided by operating activities	144,788	(11,443)	133,345

Cash flows from investing activities
Proceeds from sale of fixed assets	4,939	-	4,939
Capital expenditures and stripping costs	(69,573)	11,443	(58,130)
Leasehold interest payments for sand reserves	(30,000)	-	(30,000)
Earnout payments	(4,170)	-	(4,170)
Net cash used in investing activities	(98,804)	11,443	(87,361)

Cash flows from financing activities
Proceeds from borrowings on term loan	689,500	-	689,500
Payments on term loans	(6,469)	-	(6,469)
Prepayments on term loans	(832,655)	-	(832,655)
Fees for debt restructure and repurchase of term loans	(2,790)	-	(2,790)
Payments on capital leases and other long-term debt	(4,752)	-	(4,752)
Proceeds from borrowing on revolving credit facility	50,000	-	50,000
Payments on revolving credit facility	(5,000)	-	(5,000)
Proceeds from option exercises	845	-	845
Tax payments for withholdings on share-based awards exercised or distributed	(1,321)	-	(1,321)
Net cash used in financing activities	(112,642)	-	(112,642)

Foreign currency adjustment	556	-	556
Decrease in cash and cash equivalents	(66,102)	-	(66,102)

Cash and cash equivalents:
Beginning of period	194,069	-	194,069
End of period	$127,967	$-	$127,967

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$59,498
Income taxes refunded	(19,278)
Non-cash investing activities:
Equipment purchased under capital leases	$10,988
Decrease in accounts payable for additions to property, plant, and equipment	(14,796)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Cash Flows
	Year Ended December 31, 2016
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(140,125)	$(8,355)	$(148,480)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	67,614	(8,962)	58,652
Amortization	11,641	-	11,641
Reserve for doubtful accounts	1,851	-	1,851
Write-off of deferred financing costs	2,618	-	2,618
Gain on repurchase of debt, gross	(8,178)	-	(8,178)
Goodwill and other asset impairments	93,148	(3,297)	89,851
Inventory write-downs and reserves	10,302	-	10,302
Loss on disposal of fixed assets	420	-	420
Deferred income taxes and taxes payable	(82,732)	10,811	(71,921)
Stock compensation expense	8,870	-	8,870
Change in operating assets and liabilities:
Accounts receivable	(4,385)	-	(4,385)
Inventories	7,543	-	7,543
Prepaid expenses and other assets	11,496	-	11,496
Refundable income taxes	5,428	-	5,428
Accounts payable	4,196	-	4,196
Accrued expenses	11,718	-	11,718
Deferred revenue	75	-	75
Net cash provided by (used in) operating activities	1,500	(9,803)	(8,303)

Cash flows from investing activities
Proceeds from sale of fixed assets	5,670	-	5,670
Capital expenditures and stripping costs	(30,597)	9,803	(20,794)
Earnout payments	(1,287)	-	(1,287)
Net cash used in investing activities	(26,214)	9,803	(16,411)

Cash flows from financing activities
Payments on term loans	(10,840)	-	(10,840)
Prepayments on term loans	(155,926)	-	(155,926)
Repurchase of term loans	(216,000)	-	(216,000)
Fees for debt restructure and repurchase of term loans	(450)	-	(450)
Payments on capital leases and other long-term debt	(5,947)	-	(5,947)
Proceeds from option exercises	6,438	-	6,438
Proceeds from primary stock offering	439,556	-	439,556
Tax payments for withholdings on share-based awards exercised or distributed	(8,092)	-	(8,092)
Tax effect of share-based awards exercised, forfeited, or expired	(1,100)	-	(1,100)
Transactions with non-controlling interest	(842)	-	(842)
Net cash provided by financing activities	46,797	-	46,797

Change in cash and cash equivalents related to assets classified as held-for-sale	1,376	-	1,376
Foreign currency adjustment	(876)	-	(876)
Increase in cash and cash equivalents	22,583	-	22,583

Cash and cash equivalents:
Beginning of period	171,486	-	171,486
End of period	$194,069	$-	$194,069

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$60,833
Income taxes refunded	(21,311)
Non-cash investing activities:
Equipment purchased under capital leases	$-
Increase in accounts payable for additions to property, plant, and equipment	8,100

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Consolidated Statement of Cash Flows
	Year Ended December 31, 2015
	As Reported	Adjustments	As Corrected
	(in thousands)
Net loss	$(91,930)	$(285)	$(92,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	62,218	(6,348)	55,870
Amortization	11,416	-	11,416
Reserve for doubtful accounts	1,968	-	1,968
Write-off of deferred financing costs	864	-	864
Goodwill and other asset impairments	76,038	-	76,038
Non-cash restructuring charges	1,162	-	1,162
Inventory write-downs and reserves	1,591	-	1,591
Loss on disposal of fixed assets	8,712	-	8,712
Unrealized loss on interest rate swaps	49	-	49
Deferred income taxes and taxes payable	20,983	(164)	20,819
Stock compensation expense	4,525	-	4,525
Change in operating assets and liabilities:
Accounts receivable	127,718	-	127,718
Inventories	59,527	-	59,527
Prepaid expenses and other assets	23,234	-	23,234
Refundable income taxes	(26,506)	-	(26,506)
Accounts payable	(38,698)	-	(38,698)
Accrued expenses	(6,051)	-	(6,051)
Net cash provided by operating activities	236,820	(6,797)	230,023

Cash flows from investing activities
Capital expenditures and stripping costs	(113,750)	6,797	(106,953)
Other investing activities	(250)	-	(250)
Net cash used in investing activities	(114,000)	6,797	(107,203)

Cash flows from financing activities
Payments on term loans	(13,532)	-	(13,532)
Payments on capital leases and other long-term debt	(6,975)	-	(6,975)
Proceeds from option exercises	1,767	-	1,767
Tax payments for withholdings on share-based awards exercised or distributed	(826)	-	(826)
Tax effect of share-based awards exercised, forfeited, or expired	(1,472)	-	(1,472)
Transactions with non-controlling interest	(301)	-	(301)
Other financing activities	(4,578)	-	(4,578)
Net cash used in financing activities	(25,917)	-	(25,917)

Change in cash and cash equivalents related to assets classified as held-for-sale	(1,376)	-	(1,376)
Foreign currency adjustment	(964)	-	(964)
Increase in cash and cash equivalents	94,563	-	94,563

Cash and cash equivalents:
Beginning of period	76,923	-	76,923
End of period	$171,486	$-	$171,486

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$61,395
Income taxes refunded	(19,898)
Non-cash investing activities:
Equipment purchased under capital leases	$4,552
Increase in accounts payable for additions to property, plant, and equipment	652

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

3.	Inventories, net

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$8,368	$7,412
Work-in-process	10,303	14,819
Finished goods	46,848	48,931
	65,519	71,162
Less: LIFO reserve	(624)	(634)
Inventories, net	$64,895	$70,528

4.	Property, Plant, and Equipment, net

At March 31, 2018 and December 31, 2017, property, plant, and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Land and improvements	$83,491	$85,012
Mineral reserves and mine development	228,356	222,271
Machinery and equipment	601,745	590,584
Buildings and improvements	186,631	186,466
Furniture, fixtures, and other	3,492	3,478
Construction in progress	81,125	54,661
	1,184,840	1,142,472
Accumulated depletion and depreciation	(401,411)	(386,184)
Property, plant, and equipment, net	$783,429	$756,288

On July 18, 2017, the Company entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Kermit, Texas.  The Company has capitalized the entire $40,000 leasehold interest obligation and related exploratory and transaction costs to mineral reserves and mine development.  The initial payment of $20,000 was paid at lease commencement.  An additional $10,000 was paid in October 2017 upon the issuance of all federal, state, and local permits.  The remaining $10,000 is payable upon the earlier of two years from the commencement date of the agreement or the date the Company makes its first sale of sand from this property, which the Company expects to be in the second quarter of 2018.  The capitalized leasehold interest payments will begin to be recognized as expense as production occurs.  Additionally, the Company is obligated for certain royalty payments based on volumes sold.

5.	Long-Term Debt

At March 31, 2018 and December 31, 2017, long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Term Loan B	$685,184	$688,990
Industrial Revenue Bond	10,000	10,000
ABL Revolver, Revolving Credit Facility, and other	35,056	45,073
Capital leases, net	8,738	9,884
Deferred financing costs, net	(4,738)	(5,017)
	734,240	748,930
Less: current portion	(18,924)	(19,189)
Long-term debt including leases	$715,316	$729,741

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

As of March 31, 2018, the Term Loan B and the ABL Revolver had actual interest rates of 8.3% and 3.6%, respectively.  As of December 31, 2017, the Term Loan B and the ABL Revolver had actual interest rates of 7.7% and 3.3%, respectively.

As of March 31, 2018, the Company was in compliance with all covenants in accordance with the ABL Revolver.  As of March 31, 2018, there was $90,000 available unused capacity on the ABL Revolver, $15,290 committed to outstanding letters of credit, and $611 withheld for collateral, leaving net availability at $74,099.

The Company has a $10,000 Industrial Revenue Bond outstanding related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 1.65% and 1.46% at March 31, 2018 and December 31, 2017, respectively.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

6.	Accrued Expenses

At March 31, 2018 and December 31, 2017, accrued expenses consisted of the following:

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

	March 31, 2018	December 31, 2017
Accrued payroll and fringe benefits	$8,526	$11,233
Accrued bonus	3,543	37,166
Accrued income taxes	386	504
Accrued real estate taxes	4,617	5,098
Accrued leasehold interest payments	10,000	10,000
Other accrued expenses	14,588	10,006
Accrued expenses	$41,660	$74,007

7.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$28,753	$(11,831)
Denominator:
Basic weighted average shares outstanding	224,484	223,739
Dilutive effect of employee stock options, RSUs, and PRSUs	4,456	-
Diluted weighted average shares outstanding	228,940	223,739

Earnings (loss) per common share – basic	$0.13	$(0.05)
Earnings (loss) per common share – diluted	$0.13	$(0.05)

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2018 excludes 6,170 potential common shares because the effect of including these potential common shares would be antidilutive.  Potentially dilutive shares of 4,739 were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the three months ended March 31, 2017 because the Company was in a loss position in that period.

8.	Derivative Instruments

The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk on debt instruments.  At March 31, 2018, the Company had one outstanding interest rate swap agreement.  The notional value of this swap agreement as of March 31, 2018 and December 31, 2017 is $210,000 and represents approximately 30% of term debt outstanding at March 31, 2018 and December 31, 2017.  The swap agreement terminates on September 5, 2019 and effectively fixes the variable rate to 2.92% for the portion of the debt that is hedged.

The derivative instruments are recorded on the balance sheet at their fair values.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated and qualifying as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

The Company recognizes changes in fair value for derivatives not qualifying for hedge accounting in current period earnings.  In the event an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive loss remain deferred and are reclassified into earnings in the periods in which the hedged forecasted transaction affects earnings.

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

In December 2017, the Company determined that the existing swap agreement, which previously qualified for hedge accounting treatment, no longer qualified for hedge accounting, as the underlying transaction was no longer probable of occurring.  No gain or loss was recognized and the remaining balance of accumulated other comprehensive loss associated with the swap agreement will be amortized into interest expense until September 2019, the date of the expected swap maturity.

In November 2017, a swap agreement with a notional value of $210,000 was terminated.  Upon termination, the remaining balance in accumulated other comprehensive loss associated with the swap agreement will continue to be amortized and recorded as interest expense until September 2019, the date of the original expected swap maturity.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2018	December 31, 2017
Non-qualifying cash flow hedge	Other long-term liabilities	$(1,394)	$(3,208)
		$(1,394)	$(3,208)

The Company recognized in interest expense the following in the three months ended March 31, 2018 and 2017, respectively, in order to represent the ineffective portion of interest rate swap agreements designated as hedges and interest rate swap agreements no longer qualifying for hedge accounting treatment:

Derivatives Designated as	Location of (Gain) Loss
ASC 815-20 Cash Flow	Recognized in Income on	Three Months Ended March 31,
Hedging Relationships	Derivative (Ineffective Portion)	2018	2017
Interest rate swap agreements	Interest expense	$-	$(77)
		$-	$(77)

Derivatives Not Designated
as ASC 815-20 Cash Flow	Location of (Gain) Loss	Three Months Ended March 31,
Hedging Relationships	Recognized in Income on Derivative	2018	2017
Interest rate swap agreements	Interest expense	$(99)	$-
		$(99)	$-

The Company currently expects $4,333 to be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.

9.	Fair Value Measurements

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

The carrying value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of SSP approximates the fair value. The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The carrying value of the ABL Revolver approximates fair value because its interest rate approximates the current rates available to the Company.  The fair value of the Term Loan B differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of March 31, 2018 and December 31, 2017, respectively, for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Term Loan B	$-	$704,320	$-	$704,320
	$-	$704,320	$-	$704,320

December 31, 2017
Term Loan B	$-	$708,750	$-	$708,750
	$-	$708,750	$-	$708,750

The following table presents the amounts carried at fair value as of March 31, 2018 and December 31, 2017 for the Company’s other financial instruments.  Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2018
Interest rate swap agreements	$-	$(1,394)	$-	$(1,394)
	$-	$(1,394)	$-	$(1,394)

December 31, 2017
Interest rate swap agreements	$-	$(3,208)	$-	$(3,208)
	$-	$(3,208)	$-	$(3,208)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

10.	Common Stock and Stock-Based Compensation

In the three months ended March 31, 2018, the Company did not grant any options to purchase shares of common stock and did not issue any performance restricted stock units (“PRSUs”).  The Company granted options to purchase 443 shares of common stock in the three months ended March 31, 2017.  The average grant date fair value was $10.03 for options issued in the three months ended March 31, 2017.  The Company issued restricted stock units (“RSUs”) of 1,581 and 366 in the three months ended March 31, 2018 and 2017, respectively.  The Company issued PRSUs of 139 in the three months ended March 31, 2017.

		Weighted		Weighted	Performance	Weighted
		Average Exercise	Restricted	Average Price at	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date	Stock Units	PRSU Issue Date
Outstanding at December 31, 2017	13,393	$6.63	1,517	$6.63	584	$4.10
Granted	-	-	1,581	4.56	-	-
Exercised	(355)	2.58	(280)	4.65	-	-
Forfeited	(9)	10.70	(6)	10.03	-	-
Expired	(4)	16.00	-	-	-	-
Outstanding at March 31, 2018	13,025	$6.73	2,812	$5.67	584	$4.10

The Company recorded $3,420 and $2,416 of stock compensation expense related to these options, RSUs, and PRSUs for the three months ended March 31, 2018 and 2017, respectively.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.

11.	Income Taxes

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

For the three months ended March 31, 2018, the Company recorded tax expense of $872 on income before income taxes of $29,628 resulting in an effective tax rate of 2.9%, compared to a tax benefit of $1,160 on a loss before income taxes of $12,813 resulting in an effective tax rate of 9.1% for the same period of 2017.  The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Act passed by the United States Government in December 2017.  The decrease was partially offset by the reduced impact of the U.S. depletion deduction applied against forecasted results in 2018 as compared to 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

The Tax Act subjects U.S. taxpayers to the base erosion minimum tax ("BEAT"), a potential limitation on U.S. interest deduction ("163(j)"), a potential tax deduction for foreign derived intangible income ("FDII"), and a current tax on its global intangible low-taxed income ("GILTI").  The Company estimates that the effect from the BEAT, 163(j), FDII and GILTI on its estimated annual effective tax rate will not be material.

For the three months ended March 31, 2018, the Company remains provisional for legislative changes of the Tax Act, most notably for the one-time transition tax on unremitted foreign earnings of $3,046.  While substantially complete for which a reasonable estimate of such effects have been recorded, these estimates remain provisional as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

12.	Defined Benefit Plans

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

Net periodic benefit (income) cost recognized for Company defined benefit pension plans for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit (income) cost
Interest cost	84	89
Expected return on plan assets	(141)	(127)
Amortization of net actuarial loss	56	61
Net periodic benefit (income) cost	$(1)	$23

The Company did not contribute to the plans during the three months ended March 31, 2018 and contributed $19 during the three months ended March 31, 2017.  Total expected employer contributions during the year ending December 31, 2018 are $28.

13.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss attributable to Fairmount Santrol Holdings Inc. at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,233)	$1,546	$(8,687)
Additional pension liability	(3,193)	1,220	(1,973)
Unrealized gain (loss) on interest rate hedges	(6,214)	2,383	(3,831)
	$(19,640)	$5,149	$(14,491)

	December 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation	$(10,249)	$1,849	$(8,400)
Additional pension liability	(3,253)	1,220	(2,033)
Unrealized gain (loss) on interest rate hedges	(7,283)	2,618	(4,665)
	$(20,785)	$5,687	$(15,098)

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
			Unrealized
	Foreign	Additional	gain (loss)
	currency	pension	on interest
	translation	liability	rate hedges	Total
Beginning balance	$(8,400)	$(2,033)	$(4,665)	$(15,098)
Other comprehensive income
before reclassifications	(287)	-	-	(287)
Amounts reclassified from accumulated
other comprehensive loss	-	60	834	894
Ending balance	$(8,687)	$(1,973)	$(3,831)	$(14,491)

The following table presents the reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2018:

	Amount reclassified
	from accumulated
Details about accumulated other	other comprehensive	Affected line item on
comprehensive loss	loss	the statement of income (loss)
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,069	Interest expense
Tax effect	(235)	Tax expense
	$834	Net of tax
Amortization of pension obligations
Actuarial losses	$60	Cost of sales
Total reclassifications for the period	$894	Net of tax

14.	Commitments and Contingent Liabilities

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual payments while other agreements require payments based upon annual tons mined and others a combination thereof.  As of March 31, 2018, the Company is obligated for an additional $10,000 in future leasehold interest payments for the July 2017 Kermit, Texas transaction.  This obligation is expected to be paid in the second quarter of 2018.  Please refer to Note 4 for further detail.

The Company has entered into agreements with third party terminal operators whereby certain minimum payments are due regardless of terminal utilization.

The Company leases certain machinery, equipment (including railcars), buildings and office space under operating lease arrangements.  Total rent expense associated with these leases was $13,127 and $13,714 for the three months ended March 31, 2018 and 2017, respectively.

The Company is subject to a contingent consideration arrangement in the form of earnout payments, related to the purchase of SSP, which was accounted for as an acquisition of a group of assets.  The earnout payments are based on a fixed percentage of the cumulative product margin, less certain adjustments, generated by sales of Propel SSP® and other products incorporating the SSP technology for five years commencing on October 1, 2015.  The Company entered into an amendment to the SSP purchase agreement on December 17, 2015.  This amendment (a) extends the period during which the threshold aggregate earnout payments equal or exceed $45,000 from the two-year period ending October 1, 2017 until the three-year period ending October 1, 2018; and (b) sets the threshold aggregate earnout payments during the two-year period ending October 1, 2017 to equal or exceed $15,000 and granted the

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

Seller a security interest in 51% of the equity interests in the SSP technology to secure such $15,000.  The amendment does not alter the final threshold earnout amount, which continues to be $195,000 (inclusive of the $45,000 payment, if any) by October 1, 2020.  In the event the Company does not make the final threshold earnout payment, the Company would continue to retain a portion of the ownership interest in the technology, the right to a portion of future profits and would no longer be obligated for future earnout payments.  It would also have the non-exclusive right to license the technology at a negotiated rate.  Estimated earnout payments are accrued and capitalized as part of the cost of the acquired technology from the SSP acquisition at the time a payment is probable and reasonably estimable.  Based upon current information, the Company has capitalized estimated earnout payments of $11,119, which includes total actual disbursements of $5,457 made through March 31, 2018.  The seller elected not to exercise the claw-back of the technology as of October 1, 2017 as a result of the aggregate earnout payments being less than the $15,000 threshold at that date.  As of March 31, 2018, the accrued balance of the earnout liability was $5,662, which represents the estimate of the total remaining aggregate earnout payments the Company expects to pay through October 1, 2020.

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

The Company has been named as a defendant in several lawsuits in which alleged stockholders claim the Company and its directors violated securities laws in connection with the current proposed merger transaction (defined in Note 19).  The Company and its directors believe these allegations lack merit.  An estimate of the possible loss, if any, cannot be made at this time.

15.	Transactions with Related Parties

The Company pays American Securities LLC (“American Securities”), in accordance with its policy, for Board of Directors’ fees and Company-related expenses, including reimbursement for travel and lodging, market research, and other miscellaneous consulting fees and expenses.  Fees and expenses paid to American Securities were $47 and $86 in the three months ended March 31, 2018 and 2017, respectively.

16.	Segment Reporting

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

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Proppant Solutions	$242,182	$140,993
Industrial & Recreational Products	31,156	31,590
Total revenues	273,338	172,583

Segment gross profit
Proppant Solutions	76,114	25,461
Industrial & Recreational Products	11,146	12,919
Total segment gross profit	87,260	38,380

Operating expenses excluded from segment gross profit
Selling, general, and administrative	27,353	22,470
Depreciation, depletion, and amortization	17,225	17,246
Other operating income	(729)	(1,060)
Interest expense	13,783	12,537
Income (loss) before provision (benefit) for income taxes	$29,628	$(12,813)

In the three months ended March 31, 2018, three customers exceeded 10% of revenues.  These customers accounted for 29%, 11%, and 10% of revenues, respectively, in the three months ended March 31, 2018.  In the three months ended March 31, 2017, three customers exceeded 10% of revenues.  These customers accounted for 24%, 12%, and 11%, respectively, of revenues in the three months ended March 31, 2017.  These are customers of the Company’s Proppant Solutions segment.

17.	Goodwill and Intangibles

As of March 31, 2018, the balance of Goodwill was $15,301, which represents goodwill related to acquisitions in the Company’s Industrial & Recreational Products segment.  As part of Company policy in its normal course of business, the Company performed a review of qualitative factors and concluded that, as of March 31, 2018, there were no events or changes in circumstances that would more likely than not result in an impairment of the carrying value of Goodwill.

As of March 31, 2018, the balance of the FTSI supply agreement, net of accumulated amortization, was $29,659.  At March 31, 2018, the balance of the SSP intangible asset, net of accumulated amortization, was $63,225.  Please refer to Note 14 for additional information related to SSP.

18.	Revenues from Contracts with Customers

The Company’s revenues are primarily derived from contracts with customers with terms typically ranging from one to eight years in length.

Variable Consideration

The Company’s products may be sold with rebates, discounts, take-or-pay provisions, or other features which are accounted for as variable consideration.  Rebates and discounts are not material and have not been separately disclosed.

Contracts that contain take-or-pay provisions obligate customers to pay shortfall payments if the required volumes, as defined in the contracts, are not purchased.  Shortfall payments are recognized as revenues when the likelihood of the customer purchasing the minimum volume becomes remote, subject to renegotiation of the contract and

Fairmount Santrol Holdings Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share and acreage data)

(Unaudited)

collectability.  At March 31, 2018 and December 31, 2017, the Company had no accounts receivable related to shortfall payments.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated by reportable segment and by product line for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Proppant Solutions	I&R	Total
Product lines
Raw sand	$191,176	$21,243	$212,419
Value-added products	51,006	9,913	60,919
Total revenues	$242,182	$31,156	$273,338

	Three Months Ended March 31, 2017
	Proppant Solutions	I&R	Total
Product lines
Raw sand	$102,834	$20,230	$123,064
Value-added products	38,159	11,360	49,519
Total revenues	$140,993	$31,590	$172,583

19.	Proposed Merger with Unimin Corporation

On December 11, 2017, the Company entered into a merger agreement with Unimin Corporation (“Unimin”) and certain other parties with respect to the proposed combination of the businesses of Unimin and Fairmount Santrol.  The merger agreement provides that, upon the satisfaction or waiver of the conditions contained in the agreement, a direct wholly owned subsidiary of Unimin will be merged with and into Fairmount Santrol, with Fairmount Santrol surviving such merger and becoming a direct wholly owned subsidiary of Unimin (the “Merger”).  In accordance with the terms of the Merger agreement (“Merger Agreement”), Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) will receive $170,000 in cash and approximately 35% of the common stock of Unimin, with SCR-Sibelco NV (“Sibelco”), the existing parent company of Unimin, owning the remaining 65%.  The Merger is subject to, among other things, approval by Fairmount Santrol’s stockholders, listing of Unimin’s common stock on the New York Stock Exchange (“NYSE”), and certain regulatory approvals.  The Company will hold a special meeting of its stockholders on May 25, 2018 (the “Special Meeting”) to vote to approve the Merger, among other items.  Upon completion of the Merger, the Company would delist and no longer trade on the NYSE.  The transaction is expected to close in mid-2018, subject to satisfaction of the closing conditions.  Were the transaction to close, Internal Revenue Code Sections 382 and 383 could limit post-merger annual utilization of U.S. federal net operating losses and tax credits.

The Merger Agreement contains certain conditional termination rights and, if exercised, the Company may be required to pay Unimin a termination fee of $52,000.

The Company has incurred $11,645 of expenses associated with the Merger, which are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income (Loss).  In the three months ended March 31, 2018, the Company has incurred $3,334 of such expenses, with the remaining balance primarily recorded in the fourth quarter of 2017.

For further information on the Merger, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 12, 2017.

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
•

actions of our competitors, including, but not limited to, their ability to increase production capacity to levels or established additional production facilities, which cause an imbalance in supply and demand resulting in lower market prices;

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

•	changes in U.S. or international political or economic conditions could adversely impact our operating results;
•	fluctuations in demand for industrial and recreational sand;
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

•	a shortage of skilled labor and rising labor costs in the mining industry;
•	increases in the prices of, or interruptions in the supply of, natural gas and electricity, or any other energy sources;
•	our ability to attract and retain key personnel, including the impact of the uncertainties relating to the Merger with Unimin;
•	our ability to maintain satisfactory labor relations;
•	silica-related health issues and corresponding litigation and regulation;
•	our ability to maintain effective quality control systems at our mining, processing, and production facilities;
•	fluctuations in our sales and results of operations due to seasonality and other factors;
•	interruptions or failures in our information technology systems;
•	failure to comply with the provisions of the Foreign Corrupt Practices Act (“FCPA”);
•	the impact of a terrorist attack or armed conflict;
•	cybersecurity breaches;
•	our failure to maintain adequate internal controls;
•	extensive and evolving environmental, mining, health and safety, licensing, reclamation and other regulation (and changes in their enforcement or interpretation);

•	our ability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property;
•

legal, regulatory, and other matters that may affect our ability to complete the Merger with Unimin, including the inability to complete the Merger due to the failure to obtain stockholder approval or governmental or regulatory clearances;

•	our ability to successfully integrate our business with Unimin’s business and to achieve anticipated synergies, and the anticipated cost, timing, and complexity of integration efforts;
•	the future financial performance, anticipated liquidity, and capital expenditures of the combined company, and other risks related to the operation of the combined company; and
•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below.  The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2017 and 2016 included in our Annual Report on Form 10-K.  This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed herein, particularly in the section entitled “Risk Factors.”

Overview

We are one of the world’s largest providers of sand-based proppant solutions and for nearly 40 years have been a pioneer in the development of high performance proppants used by Exploration & Production (“E&P”) companies to enhance the productivity of their oil and gas wells.  We offer the broadest range of proppants available in the market today, including high quality sand and a variety of value-added products.  All of our frac sand exceeds API specifications.  Additionally, for more than 120 years, we and our predecessor companies have provided high quality sand-based products, strong technical leadership and applications knowledge to end users in the I&R markets.

As one of the industry leaders, our asset base at December 31, 2017 included 893.4 million tons of proven and probable mineral reserves, which we believe is one of the largest reserve bases in the industry.  As of the date of this filing, we have eleven sand processing facilities (ten of which are active) with 17.5 million tons of annual sand processing capacity.  We expect to begin production at our Kermit, Texas facility in May 2018 to accommodate demand for local sand in the Permian Basin.  At this time, all of our remaining sand processing facilities are open, with the exception of Hager Bay, Wisconsin.  We also have nine coating facilities (six of which are active) providing in excess of 2.0 million tons of annual coating capacity.

As disclosed in Note 19 of the unaudited condensed consolidated financial statements in this Report, on December 11, 2017, we entered into the Merger Agreement with Unimin.  The Merger Agreement provides that, upon the satisfaction or waiver of the conditions contained in the agreement, a direct wholly owned subsidiary of Unimin will be merged with and into Fairmount Santrol, with Fairmount Santrol surviving the Merger and becoming a direct wholly owned subsidiary of Unimin.  Our stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) will receive $170 million in cash and approximately 35% of the common stock of Unimin, with Sibelco owning the remaining 65%.  The Merger is subject to, among other things, approval by our stockholders, listing of Unimin’s common stock on the NYSE, and certain regulatory approvals.  We will hold a Special Meeting of our stockholders on May 25, 2018 to vote to approve the Merger, among other items.  Upon completion of the Merger, the Company would delist shortly thereafter and no longer trade on the NYSE.  The transaction is expected to close in mid-2018, subject to satisfaction of the closing conditions.

The Merger Agreement contains certain conditional termination rights and, if exercised, we may be required to pay Unimin a termination fee of $52 million.

The Company has incurred $11.6 million of expenses associated with the Merger.  In the first quarter of 2018, we incurred $3.3 million of such expenses, with the remaining balance being recorded primarily in the fourth quarter of 2017.

As disclosed in Note 4 of the unaudited condensed consolidated financial statements in this Report, on July 18, 2017, we entered into a 40-year lease agreement for approximately 3,250 acres of sand reserves in Kermit, Texas.  The reserves are estimated to contain approximately 165.0 million tons of fine grade 40/70 and 100 mesh regional proppant sand.  We are obligated for a $40.0 million leasehold interest payment, as well as royalties based on volumes sold.  The initial leasehold interest installment of $20.0 million was paid at lease commencement and is non-refundable.  The remaining $20.0 million of the leasehold interest payment is payable in two installments of $10.0 million each. In October 2017, upon the issuance of all federal, state and local permits, we paid an installment of $10.0 million.  The remaining $10.0 million is expected to be paid in the second quarter of 2018 when we begin selling sand from this property.  We have capitalized the entire $40.0 million of expected payments as property, plant, and equipment.  An average royalty of less than $3 per ton will be paid over the term of the lease on sand sold from this new facility, with no minimum annual royalty.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform consisting of 44 proppant distribution terminals and a fleet of approximately 10,993 railcars, which includes 2,133 customer railcars, considering car returns that took place throughout the year and subleases.  Our unit train capabilities include four production facilities and thirteen in-basin terminals, which reduce freight costs and improve cycle times for our railcar fleet.

Our operations are organized into two segments based on the primary end markets we serve: (i) Proppant Solutions and (ii) I&R.  Our Proppant Solutions segment predominantly provides sand-based proppants for use in hydraulic fracturing operations throughout the U.S. and Canada, Argentina, Mexico, China, and northern Europe.  Our I&R segment provides raw, value-added, and custom blended sands to the foundry, building products, glass, turf and landscape and filtration industries primarily in North America.  We believe our two market segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

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

We define EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation, and certain other income or expenses, as subsequently shown.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA

Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$28,753	$(11,831)
Interest expense	13,783	12,537
Provision (benefit) for income taxes	872	(1,160)
Depreciation, depletion, and amortization expense	17,225	17,246
EBITDA	60,633	16,792

Non-cash stock compensation expense(1)	3,420	2,416
Merger transaction expenses(2)	3,334	-
Adjusted EBITDA	$67,387	$19,208

(1)	Represents the non-cash expense for stock-based awards issued to our employees and outside directors.
(2)	Expenses related to the announced Merger with Unimin.

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Other Financial Data
Net income (loss) attributable to Fairmount Santrol Holdings Inc.	$28,753	$(11,831)
EBITDA	60,633	16,792
Adjusted EBITDA	$67,387	$19,208

Operating Data
Proppant Solutions
Total tons sold	2,636	2,082
Revenues	$242,182	$140,993
Segment gross profit	$76,114	$25,461
Industrial & Recreational Products
Total tons sold	578	595
Revenues	$31,156	$31,590
Segment gross profit	$11,146	$12,919

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Revenues increased $100.8 million, or 58%, to $273.3 million for the three months ended March 31, 2018 compared to $172.6 million for the three months ended March 31, 2017.

Average North American rig counts increased approximately 10% from the fourth quarter of 2017 through the first quarter of 2018 and have increased approximately 20% from the average levels of the first quarter of 2017.  Additionally, average oil prices have increased to approximately $63 per barrel of oil for the first quarter of 2018 compared to approximately $52 per barrel in the same period in 2017.  Demand for proppants continues to grow with accelerated trends in proppant intensity as a result of modified well designs.

Total volumes in the Proppant Solutions segment increased 27% to 2.6 million tons in the three months ended March 31, 2018 compared to 2.1 million tons in the three months ended March 31, 2017.  Raw frac sand volumes increased 26% to 2.4 million tons in the three months ended March 31, 2018 compared to 1.9 million tons in the three months ended March 31, 2017.  Value-added proppant volumes increased 33% to 0.22 million tons in the three months ended March 31, 2018 compared to 0.16 million tons in the three months ended March 31, 2017.  Revenues in the Proppant Solutions segment increased $101.2 million, or 72%, to $242.2 million for the three months ended March 31, 2018 compared to $141.0 million for the three months ended March 31, 2017.  The increase in Proppant Solutions revenue was partially attributable to higher overall volumes, which increased revenues by approximately $50.9 million.  The remaining revenue increase was due to higher pricing and a shift in our distribution mix.

Volumes in the I&R segment stayed flat at 0.6 million tons in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Revenues in the I&R segment decreased $0.4 million, or 1%, to $31.2 million for the three months ended March 31, 2018 compared to $31.6 million for the three months ended March 31, 2017.  The decrease in I&R segment revenue was driven by slightly lower volumes in our foundry and specialty products but partially offset by higher pricing.  Volumes and revenues in our I&R segment are driven by macroeconomic factors, such as housing starts, light vehicle sales, repair and remodel activity, and industrial production.

Segment Gross Profit

Gross profit increased $48.9 million to $87.3 million for the three months ended March 31, 2018 compared to $38.4 million for the three months ended March 31, 2017.

Gross profit in the Proppant Solutions segment increased $50.7 million to $76.1 million for the three months ended March 31, 2018 compared to $25.5 million for the three months ended March 31, 2017.  Start-up costs for new plants in service were $1.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.  Excluding these costs, gross profit improved $51.5 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The volume increases in the Proppant Solutions segment improved gross profit for the three months ended March 31, 2018 by approximately $16.4 million compared to the three months ended March 31, 2017.  The remaining gross profit improvement is attributed to higher pricing and changes in distribution mix noted above, partially offset by higher costs due to production increasing at our higher cost plants.

Gross profit in the I&R segment decreased $1.8 million to $11.1 million for the three months ended March 31, 2018 compared to $12.9 million for the three months ended March 31, 2017.  The decrease in gross profit is equally attributed to the lower volumes in our foundry and specialty products as noted above as well as higher costs from product mix and increased material costs, both of which were partially offset by higher pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $4.9 million, or 22%, to $27.4 million for the three months ended March 31, 2018 compared to $22.5 million for the three months ended March 31, 2017.  SG&A includes stock compensation expense of $3.4 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.  Stock compensation expense was higher in 2018 primarily due to $0.9 million in expense from awards to retirement-eligible employees.  Retirement-eligible is defined in our Long-Term Incentive Plan as a combination of age 55 or older and a minimum of 10 years of service and results in immediate and/or accelerated expense of an eligible employee’s awards.  Additionally, SG&A for the three months ended March 31, 2018 includes transaction expenses of $3.3 million associated with the Merger with Unimin.  There were no Merger-related expenses in the three months ended March 31, 2017.

Excluding stock compensation expense and Merger-associated expenses, SG&A was relatively flat in the first quarter of 2018 compared to the first quarter of 2017.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization stayed flat at $17.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The expense was relatively flat over the prior year comparable period due to maintaining a similar asset value.

Income (Loss) from Operations

Income (loss) from operations increased approximately $43.7 million to $43.4 million for the three months ended March 31, 2018 compared to a loss of $0.28 million for the three months ended March 31, 2017.  Earnings were largely impacted by increases in gross profit due to increased demand for proppant, including value-added proppant, and price improvements.  The increase in gross profit was offset by increased selling, general and administrative expenses resulting from increased stock compensation expense and Merger transaction expenses, as described above.

Interest Expense

Interest expense increased $1.2 million, or 10%, to $13.8 million for the three months ended March 31, 2018 compared to $12.5 million for the three months ended March 31, 2017.  The change in interest expense is primarily due to a higher interest rate on the Term Loan B compared to lower interest rates on prior indebtedness, which was partially offset by lower indebtedness.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $2.0 million to expense of $0.9 million for the three months ended March 31, 2018 compared to a benefit of $1.2 million for the three months ended March 31, 2017.  Income before income taxes increased $42.4 million to income of $29.6 million for the three months ended March 31, 2018 compared to a loss of $12.8 million for the three months ended March 31, 2017.  The increase in tax expense recorded during the first quarter of 2018 was primarily related to the increase in income before income taxes.  The effective tax rate was 2.9% and 9.1% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Act.  The decrease was partially offset by the reduced impact of the U.S. depletion deduction applied against forecasted results in 2018 as compared to 2017.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion and the valuation allowance against certain U.S. tax attributes.

As noted in Note 11, the Tax Act subjects U.S. taxpayers to the BEAT, 163(j), FDII, and GILTI.  We estimate that the effect from the BEAT, 163(j), FDII and GILTI on our estimated annual effective tax rate will not be material.

For the three months ended March 31, 2018, the Company remains provisional for legislative changes of the Tax Act, most notably for the one-time transition tax on unremitted foreign earnings of $3.0 million.  While substantially complete for which a reasonable estimate of such effects have been recorded, these estimates remain provisional as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.

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

Net Income (Loss) Attributable to Fairmount Santrol Holdings Inc.

Net income (loss) attributable to Fairmount Santrol Holdings Inc. increased $40.6 million to $28.8 million for the three months ended March 31, 2018 compared to a loss of $11.8 million for the three months ended March 31, 2017 due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $48.2 million to $67.4 million for the three months ended March 31, 2018 compared to $19.2 million for the three months ended March 31, 2017.  Adjusted EBITDA for the first quarter of 2018 excludes the impact of $3.4 million of non-cash stock compensation expense as well as Merger transaction expenses of $3.3 million.  Adjusted EBITDA for the first quarter of 2017 excludes the impact of $2.4 million of non-cash stock compensation expense.  The increase in Adjusted EBITDA is largely due to increased gross profit which, as previously noted, is attributed to higher proppant volumes and improved pricing but partially offset by higher manufacturing costs from the Wexford, Michigan and Kermit, Texas plant start-up and increased production at our higher cost plants.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt and to meet our working capital and capital expenditure needs.  Historically, we have met our liquidity needs in part with funds generated from operations as well as through periodic capital market transactions, such as the issuance of shares of our common stock.

In November 2017, we refinanced all of our term debt into one Term Loan B, extending maturities to November 2022, and replaced our existing Revolving Credit Facility with a new ABL Revolver.  The ABL Revolver expires in November 2022, however, if the new Term Loan B is still outstanding, then any balance outstanding under the ABL Revolver is due in May 2022.

As of March 31, 2018, we had outstanding term loan borrowings of $685.2 million (net of original issue discount of $10.4 million) and cash on hand of $84.8 million.  In addition, our ABL Revolver can provide additional liquidity, if needed.  As of March 31, 2018, we had $90.0 million of availability under our ABL Revolver with $15.3 million committed to letters of credit and $0.6 million withheld for collateral, leaving net availability at $74.1 million.

As of the date of this Report, we believe that our cash on-hand, cash generated from operations, and amounts available under the ABL Revolver will be sufficient to meet cash obligations, such as working capital requirements, anticipated capital expenditures, and scheduled debt payments.  We may continue to use cash at times to make debt prepayments to the extent permitted under our credit agreement.  See “Credit Facilities” below for more information

A downturn in our business’s key markets could significantly impact our forecasts.  While we believe that our operating forecasts are reasonable, the forecasts are based on assumptions and market conditions that continue to vacillate and impact the industry, primarily the proppant business.  We continue to have contingency plans allowing us to address fluctuations in market conditions that could adversely affect liquidity, including, but not limited to, implementing reductions in operating costs, idling or closing mines and processing facilities, reducing selling, general, and administrative costs, reducing planned capital spending, and improving working capital.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Our working capital was $182.7 million at March 31, 2018 and $193.7 million at December 31, 2017.

Accounts Receivable

Accounts receivable increased $22.3 million to $179.2 million at March 31, 2018 compared to $156.9 million at December 31, 2017.  The increase is primarily the result of increased sales in March 2018.  At March 31, 2018, we had one customer whose receivable balance exceeded 10% of total receivables.  This customer comprised approximately 34% of our accounts receivable balance at March 31, 2018.  At December 31, 2017, we had two customers whose receivable balances exceeded 10% of total receivables.  These customers comprised approximately 42% of our accounts receivable balance at December 31, 2017.  During the three months ended March 31, 2018 and 2017, our top ten proppant customers collectively represented 80% and 74% of our revenues, respectively.  In the three months ended March 31, 2018, three customers exceeded 10% of revenues.  These customers accounted for

29%, 11%, and 10% of our revenues, respectively, in the three months ended March 31, 2018.  In the three months ended March 31, 2017, three customers exceeded 10% of revenues.  These customers accounted for 24%, 12%, and 11%, respectively, of our revenues in the three months ended March 31, 2017.

Inventory

Inventory consists of raw materials, work-in-process and finished goods. The cost of finished goods includes processing costs and transportation costs to terminals.  The decrease in inventory to $64.9 million at March 31, 2018 compared to $70.5 million at December 31, 2017 relates to lower production levels compared to year-end due to seasonal factors and planned process engineering changes.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets decreased $0.2 million to $7.6 million at March 31, 2018 from $7.8 million at December 31, 2017, primarily due to a slight decrease in prepaid insurance as a result of lower insurance premiums.

Accounts Payable

Accounts payable increased $13.2 million to $83.9 million at March 31, 2018 compared to $70.6 million at December 31, 2017.  The increase in accounts payable is due to increased spend of Kermit-related capital expenditures and the overall increase in business activities.

Accrued Expenses

The decrease in accrued expenses to $41.7 million at March 31, 2018 compared to $74.0 million at December 31, 2017 is primarily due to a decrease in the accruals related to 2017 performance-based compensation, which were paid in the first quarter of 2018.  Additionally, accrued expenses includes $10.0 million in remaining leasehold interest payments related to the July 2017 Kermit, Texas transaction.

Deferred Revenue

The increase in deferred revenue to $9.3 million at March 31, 2018 compared to $5.7 million at December 31, 2017 is due to approximately $4.2 million of prepayments on customer contracts offset by approximately $0.5 million recognized into revenue.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2018 compared with $23.7 million provided in the three months ended March 31, 2017.  This $13.9 million variance was primarily the result of a $40.4 million increase in net income offset by a $58.7 million decrease in operating assets and liabilities, largely due to the payout of the 2017 performance-based bonuses.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal capacities, or for stripping costs.  Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $37.6 million for the three months ended March 31, 2018 compared to $3.6 million used for the three months ended March 31, 2017.  The $34.0 million variance was primarily the result of an increase in capital expenditures.

Capital expenditures of $37.8 million, including stripping costs, in the three months ended March 31, 2018 were primarily focused on maintenance of existing facilities, continued development of our terminal and logistics network, and construction of the new Kermit, Texas sand processing facility.  We incurred approximately $20.6 million related to Kermit construction.  Capital expenditures were $4.6 million in the three months ended March 31, 2017 and were primarily focused on maintenance and start-up of existing facilities.

For 2018, we expect full year capital expenditures to approximate $150.0 million to $160.0 million.  This includes maintenance capital expenditures, terminal expansions, land acquisitions, stripping, and greenfield mine projects, but excludes leasehold interest payments.  Kermit-related capital expenditures are expected to be approximately $50.0 to $55.0 million in 2018, as well as an additional $10.0 million for the final leasehold interest payment expected to be paid in the second quarter.  We also are in the process of building a new in-basin mine that will be located in Seiling, Oklahoma.  Capital expenditures for this project are expected to be approximately $50.0 million.  In addition, leasehold interest payments of approximately $4.0 million are expected to be paid through the fourth quarter of 2018 when the mine is expected to be operational.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings and repayments under our Term Loan B and ABL Revolver.

Net cash used in financing activities was $15.4 million in the three months ended March 31, 2018 compared to $3.5 million used in the three months ended March 31, 2017.  The $12.0 million variance is due to $10.0 million of voluntary payments on our ABL Revolver and an additional $2.2 million of required payments on term debt.

Credit Facilities

As previously noted, on November 1, 2017, we entered into an agreement for a new $700.0 million Term Loan B to refinance substantially all of our existing term debt.  The Term Loan B matures in November 2022.  Additionally, we replaced our existing revolving credit facility with a new ABL Revolver.  The ABL Revolver expires in November 2022, however, if the new Term Loan B is still outstanding, then any balance outstanding under the ABL Revolver is due in May 2022.  The ABL Revolver has a borrowing capacity of up to $125.0 million with an option to increase by $50.0 million to $175.0 million.  On the Closing Date, we drew $50.0 million on the ABL Revolver to refinance a portion of the previous term debt, but voluntarily paid down $5.0 million and $10.0 million of this balance in the fourth quarter of 2017 and first quarter of 2018, respectively.  We also expect to use the ABL Revolver to fund capital expenditures and provide ongoing working capital.  Please see further detail in Note 5 of our unaudited condensed consolidated financial statements in this Report.

As of March 31, 2018, our Term Loan B outstanding balance was $685.2 million (net of original issue discount of $10.4 million).

As of March 31, 2018, we had $90.0 million of availability under our ABL Revolver with $15.3 million committed to letters of credit and $0.6 million withheld for collateral, leaving net availability at $74.1 million.  As of March 31, 2018, we have $35.0 million drawn on the ABL Revolver.

As of March 31, 2018, the Term Loan B and the ABL Revolver had actual interest rates of 8.3% and 3.6%, respectively.

We have a $10.0 million Industrial Revenue Bond outstanding related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly, at a variable rate.  The rate was 1.65% at March 31, 2018.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million.

As of the date of this Report, we believe that the amount available under our ABL Revolver, cash generated from operations, and our cash and cash equivalents on hand will provide adequate liquidity to allow us to meet our cash obligations over the next twelve months.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2018, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, leasehold interest payments, earnout payments, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

We became contractually obligated for $40.0 million in leasehold interest payments for the July 2017 Kermit, Texas transaction.  We paid $30.0 million in 2017 and expect to pay the remaining $10.0 million when the new facility begins to sell sand, which is expected in the second quarter of 2018.  See Note 4 in our unaudited condensed consolidated financial statements for further detail.  Additionally, we are obligated through October 1, 2020 for earnout payments on Propel SSP®.  See Note 14 in our unaudited condensed consolidated financial statements for further detail.  As previously noted, we refinanced our term debt.  See Note 5 in our unaudited condensed consolidated financial statements for further detail.

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

There have been no significant changes to environmental liabilities or future reclamation costs since December 31, 2017.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under “Regulation and Legislation” in our 2017 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.  Our actual results may materially differ from these estimates.  These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in our 2017 Annual Report on Form 10-K.

There have been no material changes in our accounting policies and estimates during the three months ended March 31, 2018.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) for all contracts which were not completed as of January 1, 2018 using the modified retrospective transition method.  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenue for the quarter ended March 31, 2018. Refer also to Note 1 and Note 18 to our unaudited condensed consolidated financial statements included in this Report.

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

As of March 31, 2018, the fair value of the interest rate swap was a liability of $1.4 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $2.1 million impact on our interest expense in the three months ended March 31, 2018.

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.  We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Report.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the three months ended March 31, 2018, three customers exceeded 10% of revenues.  These customers collectively accounted for 50% of revenues in 2018.  In the three months ended March 31, 2017, three customers exceeded 10% of revenues.  These customers collectively accounted for 47% of revenues in 2017.  At March 31, 2018, we had one customer whose receivable balances exceeded 10% of total receivables.  Approximately 34% of the accounts receivable balance was from this customer.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the Chief Financial Officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.  Our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2018, we were subject to approximately six active silica exposure cases.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of approximately 7% of the costs associated with these claims.  Subject to this cost sharing, we believe that our level of existing and available insurance coverage combined with various open third party indemnities is sufficient to cover any additional exposure to silicosis-related expenses.  Should our insurance coverage or indemnities prove to be insufficient or unavailable, it could have an adverse effect on our business, reputation, financial condition, cash flows and prospects.

On April 24, 2018, an alleged stockholder of the Company filed a putative class action against the Company and its directors, captioned Jennings v. Fairmount Santrol Holdings Inc., et al., No. 1:18-cv-00931, in the United States District Court for the Northern District of Ohio.  On April 27, 2018, another alleged stockholder filed a putative class action against the Company and its directors, captioned Klein v. Fairmount Santrol Holdings Inc., et al., No. 1:18-cv-00646, in the United States District Court for the District of Delaware.  On May 1, 2018, a third alleged stockholder filed a putative class action against the Company and its directors, captioned Rosello v. Fairmount Santrol Holdings Inc., et al., No. 1:18-cv-01002, in the United States District Court for the Northern District of Ohio.  On May 4, 2018, a fourth alleged stockholder of the Company filed a putative class action against the Company and its directors, captioned Scarantino v. Fairmount Santrol Holdings Inc., et al., No. 1:18-cv-01047, in the United States District Court for the Northern District of Ohio.  The lawsuits generally allege that the Company and its directors violated the federal securities laws by issuing allegedly misleading disclosures in connection with the Merger, pursuant to the terms of the Merger Agreement, and seek, among other things, to enjoin the Special Meeting at which stockholders of the Company will vote on, among other items, a proposal to adopt the Merger Agreement.  The Company and its directors believe these allegations lack merit.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our other filings with the SEC, including our 2017 Annual Report on Form 10-K filed with the SEC on March 13, 2018.  There have been no material changes to the risk factors previously reported.

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

Fairmount Santrol Holdings Inc. (Registrant)

By:	/s/ Michael F. Biehl
Michael F. Biehl
Executive Vice President and Chief Financial Officer

Date:	May 10, 2018